Form 10QSB
period 1997-06-30
GREAT GUARANTY BANCSHARES INC
filed 1997-08-14
CIK 1037992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  FORM 10-QSB

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the transition period from       to
                                                    ----      ----

                        Commission file number 000-22487

                        GREAT GUARANTY BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

              LOUISIANA                               72-0493576
      (State of Incorporation)                     (I.R.S. Employer
                                                Identification Number)

                              175 NEW ROADS STREET
                           NEW ROADS, LOUISIANA 70760
                    (Address of principal executive offices)

                                 (504)638-5641
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.            YES [ ]     NO   [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF
JULY 31, 1997

                        GREAT GUARANTY BANCSHARES, INC.

                                  FORM 10-QSB

                                 JUNE 30, 1997

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                           PAGE
                                                                                                    REFERENCE
                                                                                                    ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                  1

                 Consolidated Balance Sheets as of June 30, 1997                                        1

                 Consolidated Statements of Income for the six
                 months and for the quarters ended June 30, 1997 and 1996                               2

                 Consolidated Statements of Cash Flows for the six months ended June 30,
                 1997 and 1996                                                                          3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                           5

                 Material Changes in Financial Condition                                                5

                 Six Months Ended June 30, 1997 Compared with Six Months Ended
                 June 30, 1996                                                                          5

                 June 30, 1997 Compared with December 31, 1996                                          6

                 Loan Loss Provision                                                                    6

                 Income Taxes                                                                           6

PART II - OTHER INFORMATION                                                                             6

         ITEM 1.  LEGAL PROCEEDINGS                                                                     6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                     7

SIGNATURES                                                                                              7

EXHIBIT INDEX                                                                                           8

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 1997
                                  (UNAUDITED)

ASSETS
    Cash and due from banks                                   $  2,257,923
    Interest-bearing deposits with banks                           396,000
    Investments securities - available for sale                 19,327,445
    Restricted investments in equity securities                    207,900
    Loans, net of allowance for loan losses of $240,392         20,534,479
    Properties and equipment, net                                  638,728
    Accrued interest receivable                                    384,036
    Other Assets                                                    40,461
                                                              ------------
        TOTAL ASSETS                                          $ 43,786,972
                                                              ============
LIABILITIES AND SHAREHOLDER'S EQUITY
    LIABILITIES

         Demand deposits                                      $  7,010,938
         NOW accounts                                            5,401,298
         Savings deposits                                        8,986,440
         Time deposits, $1200,000 and over                       1,578,569
         Other time deposits                                    14,483,835
                                                              ------------

         Total deposits                                       $ 37,461,080

         Notes Payable                                           2,630,260
         Accrued expenses and other liabilities                    276,388
         Federal Funds Purchased                                 1,250,000
                                                              ------------

         Total liabilities                                    $ 41,617,728
                                                              ------------

    SHAREHOLDER'S EQUITY
         Common stock - $7.50 par value, 500,000 shares
         authorized, 143,374 shares issued and outstanding       1,075,305
         Capital surplus                                         2,411,471
         Retained deficit                                       (1,302,314)
         Unrealized gain (loss) on securities available for
             sale, net of tax of ($7,839)                          (15,218)
                                                              ------------
         Total shareholders' equity                           $  2,169,244

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 43,786,972
                                                              ============

                        GREAT GUARANTY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                              ----------------------------   ----------------------------
                                                  1997            1996           1997            1996
                                              ------------    ------------   ------------    ------------
INTEREST INCOME
   Interest and fees on loans                 $    961,624    $    802,518   $    506,791    $    406,118
   Interest on investment securities               633,717         607,051        315,978         290,571
   Interest on Federal Funds sold                   15,834          56,412          2,958          28,438
   Interest on Deposits with Banks                  20,758          19,782          7,136          13,002
                                              ------------    ------------   ------------    ------------
      Total interest income                   $  1,631,933    $  1,485,763   $    832,863    $    738,129
                                              ------------    ------------   ------------    ------------

INTEREST EXPENSE
   Interest on notes payable                       187,283         200,407         71,409          95,778
   Interest on deposits                            526,098         466,901        264,759         233,009
                                              ------------    ------------   ------------    ------------
      Total interest expense                  $    713,381    $    667,308   $    336,168    $    328,787
                                              ------------    ------------   ------------    ------------

NET INTEREST INCOME                           $    918,552    $    818,455   $    496,695    $    409,342

PROVISION (CREDIT) FOR LOAN LOSSES                 (14,500)              0        (14,500)              0

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                            $    933,052    $    818,455   $    511,195    $    409,342

NON INTEREST INCOME
   Service charges on deposit accounts        $    147,381    $    184,610   $     66,950    $     94,983
   Other service charges and fees                    5,983           6,778          4,047           5,918
   Net investment securities gains (losses)              0           4,295              0           4,295
   Other income                                      9,752          10,559          9,792             580
                                              ------------    ------------   ------------    ------------
                                              $    163,116    $    206,242   $     80,789    $    105,776
                                              ------------    ------------   ------------    ------------

NON INTEREST EXPENSE
   Salaries and employee benefits             $    451,508    $    436,660   $    235,320    $    218,317
   Occupancy expense                               111,350         109,946         56,508          56,840
   Data processing                                  71,294          71,957         35,926          34,982
   Legal fees                                       66,374          61,809         60,774          27,923
   Other expense                                   266,213         168,933        172,630          79,345
                                              ------------    ------------   ------------    ------------
                                              $    966,739    $    849,305   $    561,158    $    417,407
                                              ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                    $    129,429    $    175,392   $     30,826    $     97,711

INCOME TAX EXPENSE                                  39,000          59,633          4,812          33,323
                                              ------------    ------------   ------------    ------------
NET INCOME BEFORE EXTRAORDINARY
   ITEMS                                      $     90,429    $    115,759   $     26,014    $     64,388

EXTRAORDINARY ITEM-GAIN FROM LITIGATION
   NET OF TAX OF $ 458,688                       1,759,017               0      1,759,017               0
                                              ------------    ------------   ------------    ------------

NET INCOME                                    $  1,849,446    $    115,759   $  1,785,031    $     64,388
                                              ============    ============   ============    ============
PER COMMON SHARE DATA:
   NET INCOME                                 $      12.90    $       0.81   $      12.45    $       0.45
                                              ------------    ------------   ------------    ------------
   AVERAGE SHARES OUTSTANDING                      143,374         143,374        143,374         143,374
                                              ============    ============   ============    ============

                        GREAT GUARANTY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    PAGE 1 OF 2

                                                                           Six months ended June 30,
                                                                         ----------------------------
                                                                             1997            1996
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  1,849,446    $    115,759
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Extraordinary item (gross amount)                                 (2,217,705)
         Depreciation                                                          55,601          55,756
         Provision for loan losses                                             14,500
         Deferred tax                                                         497,688          59,633
         Stock dividends received                                              (5,800)         (5,800)
         Net investment securities (gains) losses                               1,263          (4,295)
         (Increase) decrease in accrued income and other assets               (18,907)         (2,215)
         Increase (decrease) in accrued expenses and other liabilities        107,801         (56,783)
                                                                         ------------    ------------
     Net cash provided by (used in) operating activities                 $    283,887    $    162,055
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales/maturities of investment securities
         Available for sale                                              $  1,311,367    $  7,093,543
     Purchase of investment securities
         Available for sale                                                  (893,210)     (3,487,091)
     Net change in:
         Interest bearing deposits with banks                                 892,571        (992,618)
         Federal Funds Sold                                                                (1,225,000)
         Loans                                                             (3,725,267)       (944,924)
         Purchase of equipment and building improvements                      (29,475)        (63,919)
                                                                         ------------    ------------
     Net cash (used in) provided by investing activities                 $ (2,444,014)   $    379,991
                                                                         ------------    ------------

                        GREAT GUARANTY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)

                                                                    PAGE 2 OF 2

                                                             Six months ended June 30,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in non-interest-bearing
       demand, savings and NOW accounts                    $    872,417    $    225,031
     Net increase (decrease) in time deposit                    354,511         (23,353)
     Payments on stockholder notes payable                     (200,000)
     Payments on other notes payable                         (1,546,271)       (751,060)
     Net change in federal funds purchased                      550,000
     Proceeds from litigation - extraordinary item            2,217,705
     Redemption of preferred stock                             (237,117)
                                                           ------------    ------------
     Net cash provided by (used in) financing activities   $  2,011,245    $   (549,382)
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                             (148,882)         (7,336)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                     2,406,805       1,725,550
                                                           ------------    ------------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                                  $  2,257,923    $  1,718,214
                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

     Cash paid during the year for:

     Interest                                              $    719,333    $    681,091
                                                           ============    ============
     Income taxes                                          $          0    $          0
                                                           ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MATERIAL CHANGES IN FINANCIAL CONDITION.

     In connection with resolution of all pending litigation in June, 1997, Bancshares received a cash payment of approximately $2.2 million. See discussion of "Legal Proceedings," incorporated herein by reference, pp. 20-21 of Amendment No. 1 to Form 10-SB, which amendment was filed by Bancshares on July 1, 1997 (the "Amendment"). Of this cash payment, $1.7 million was applied to reduction of Bancshares' indebtedness. The balance of the cash receipt was applied in June, 1997, to redemption of all outstanding Preferred Stock ($300 thousand), (ii) a capital contribution by Bancshares to Guaranty Bank ($127 thousand), and (iii) payment of costs related to the litigation. For a discussion of the Preferred Stock redemption, see "Recent Sales of Unregistered Securities," incorporated herein by reference, p. 19 of the Amendment. The material changes in Bancshares' financial condition incident to the receipt and application of $2.2 million in proceeds on resolution of legal proceedings are reflected in comparative discussions below.

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30,
     1996.

     Balance Sheet

     Total Assets at June 30, 1997 were $43.7 million compared to $40.0 million at June 30, 1996. Total loans increased to $20.5 million at June 30, 1997 from $15.7 million at June 30, 1996, while securities increased to $19.3 million from $16.8 million and deposits increased to $37.4 million from $35.2 million as of those dates. Shareholders' equity in Bancshares increased to $2.2 million at June 30, 1997 from $303 thousand at June 30, 1996, as a result of cash receipts on resolution of litigation in June, 1997. Shareholder's equity in Bank was $3.7 million at June 30, 1997, up from $3.1 million at June 30, 1996.

     Income

     The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank. However, during June, 1997, final resolution of pending litigation provided extraordinary income to Bancshares of approximately $2.2 million.

     Income not including extraordinary items for the six months ended June 30, 1997 was $90 thousand compared to $116 thousand during the same period in 1996. Interest income increased to $1.632 million for the six month period ended June 30, 1997 compared to $1.486 million for the same period in 1996, principally as a result of an increase in loans. Non-interest income totaled $163 thousand for the six month period, compared to $206 thousand for the same period in 1996. Interest expense increased to $713 thousand during the six month period ended June 30, 1997, up from $667 thousand during the six month period ended June 30, 1996, due primarily to increased deposits, while non-interest expense increased to $967 thousand from $849 thousand during the same periods.

     JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996

     Balance Sheet

     Total assets increased to $43.7 million at June 30, 1997, an increase of 4.8% from $41.7 million at December 31, 1996. Total loans increased by $3.8 million, or 22.7%, to $20.5 million at June 30, 1997 compared to $16.8 million at December 31, 1996, while securities declined $.4 million to $19.3 million at June 30, 1997, primarily in order to fund a portion of the increased loan volume.

     Total deposits increased by $1.3 million to $37.5 million at June 30, 1997, a 3.6% increase from $36.2 million at December 31, 1996. Non-interest bearing deposits increased at a .10% rate, compared to a 1.7% growth in interest bearing deposits. During the first six months of 1997, shareholders' equity in Bancshares increased to $2.2 million from $571 thousand at December 31, 1996 due primarily to the resolution of pending litigation and consequent collection by Bancshares of approximately $2.2 million. During the same periods, shareholders' equity in Guaranty Bank increased from $3.1 million at year-end 1996 to $3.7 million at June 30, 1997.

     LOAN LOSS PROVISION

     As a result of management's assessment of the adequacy of the allowance for possible loan losses, the Bank recorded no loan loss provision. The allowance for possible loan losses at June 30, 1997 was $240 thousand, 1.16% of total loans, compared to $255 thousand, or 1.49% of total loans, at December 31, 1996 and $269 thousand or 1.69% at June 30, 1996. On a monthly basis, Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. It is the policy of the Bank to maintain a loan loss reserve account that is appropriate when compared to the quality of its loan portfolio and sufficient to meet anticipated future loan losses. The loan loss provision is calculated as of the last day of each month. A provision of 1% - 1.25% of total loans has been deemed to be adequate. In an examination in January, 1997, the FDIC examiners concurred with the adequacy of the Bank's loan loss reserve and discovered no losses or classifications in the Bank's portfolio. In the event that a deficiency exists, the Bank will increase the actual loan loss reserve to a satisfactory level.

     INCOME TAXES

     Bancshares has a net operating loss carryforward at December 31, 1996 of approximately $1.9 million. In connection with resolution of pending litigation, Bancshares received approximately $2.2 million in June, 1997 resulting in an income tax gain of $1.2 million. Net operating loss will offset most or all of the gain for income tax purposes. Bancshares management estimates that, beginning in 1998, Bancshares will have no net operating losses remaining and that it will, therefore, begin to pay federal income tax during 1998.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     See "Legal Proceedings", pp. 20-21 of Amendment No. 1 to Form 10-SB, which amendment was filed July 1, 1997 by Great Guaranty Bancshares, Inc.; said discussion of Legal Proceedings is incorporated herein by reference.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          (4) Instrument defining the rights of Security Holders, Including Indentures. See Exhibits 3.1 (Form of Stock Certificate for Common Stock), 3.2 (Stock Redemption Agreement) and 3.3 (Written Agreement with Federal Reserve Board) to Form 10-SB filed by Great Guaranty Bancshares, Inc. April 30, 1997, as amended by Amendment No. 1 filed July 1, 1997, which exhibits are incorporated herein by reference.

          (27) Financial Data Schedule.

          (28) Information Incorporated by Reference:

               (i) "Legal Proceedings", pp. 20-21 of Amendment No. 1 filed July 1, 1997 to Form 10-SB;

               (ii) "Recent Sales of Unregistered Securities", p. 19 of
                    Amendment No. 1 filed July 1, 1997 to Form 10-SB.

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the period for which this report is filed.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GREAT GUARANTY BANCSHARES, INC.

Dated: August 14, 1997               By: /s/ Daniel R. Domingue, Jr.
                                         --------------------------------------
                                             Daniel R. Domingue, Jr.
                                             Authorized Representative
                                             of Great Guaranty Bancshares, Inc.
                                             and President and CEO of
                                             Guaranty Bank & Trust Company

                                     By: /s/ Larry J. Roberts
                                         --------------------------------------
                                             Larry J. Roberts
                                             Acting Chief Financial Officer
                                             of Great Guaranty Bancshares, Inc.
                                             and Chief Financial Officer of
                                             Guaranty Bank & Trust Company

                                 EXHIBIT INDEX


Exhibit (27)          Financial Data Schedule

Exhibit (28)          Information Incorporated by Reference

(i)                     (i) Legal Proceedings

(ii)                    (ii) Recent Sales of Unregistered Securities