Form 10QSB
period 1997-09-30
GREAT GUARANTY BANCSHARES INC
filed 1997-11-13
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the transition period from         to
                   -----------------------------------------

                        Commission file number 000-22487
                        --------------------------------

                         GREAT GUARANTY BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

                                                   72-0493576
            LOUISIANA                              (I.R.S. Employer
            (State of Incorporation)               Identification Number)

                              175 NEW ROADS STREET
                           NEW ROADS, LOUISIANA 70760
                    (Address of principal executive offices)

                                  (504)638-5641
              (Registrant's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES         NO    X
                      ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF OCTOBER 31, 1997

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1997

                                      INDEX



                                                                                                    PAGE
                                                                                                  REFERENCE
                                                                                                  ---------

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                                 1

                  Consolidated Balance Sheets as of September 30, 1997                                 1

                  Consolidated Statements of Income for the nine
                  months and for the quarters ended September 30, 1997 and 1996                        2

                  Consolidated Statements of Cash Flows for the nine months ended September 30,
                  1997 and 1996                                                                        3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                          5

                  Material Changes in Financial Condition                                              5

                  Nine Months Ended September 30, 1997 Compared with Nine Months Ended
                  September 30, 1996                                                                   5

                  September 30, 1997 Compared with December 31, 1996                                   6

                  Loan Loss Provision                                                                  6

                  Income Taxes                                                                         6

PART II - OTHER INFORMATION                                                                            7

         ITEM 1.  LEGAL PROCEEDINGS                                                                    7

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                    8

SIGNATURES                                                                                             8

EXHIBIT INDEX                                                                                          8

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                   (UNAUDITED)

ASSETS

   Cash and due from banks                                   $  2,051,134

   Interest-bearing deposits with banks                           297,000

   Federal Funds Sold                                             950,000

   Investments securities - available for sale                 16,555,294

   Restricted investments in equity securities                    211,000

   Loans, net of allowance for loan losses of $240,392         21,193,606

   Properties and equipment, net                                  649,812

   Accrued interest receivable                                    341,469

   Other Assets                                                   165,475
                                                             ------------
      TOTAL ASSETS                                           $ 42,414,790
                                                             ============
LIABILITIES AND SHAREHOLDER'S EQUITY
   LIABILITIES

      Demand deposits                                        $  6,461,091
      NOW accounts                                              5,615,632
      Savings deposits                                          8,544,980
      Time deposits, $1200,000 and over                         1,583,774
      Other time deposits                                      14,644,156
                                                             ------------

      Total deposits                                         $ 36,849,633

      Notes Payable                                             2,595,130
      Accrued expenses and other liabilities                      503,029
      Federal Funds Purchased                                           0
                                                             ------------

      Total liabilities                                      $ 39,947,792
                                                             ------------

   SHAREHOLDER'S EQUITY
      Common stock - $7.50 par value, 500,000 shares
      authorized, 143,374 shares issued and outstanding         1,075,305
      Capital surplus                                           2,411,471
      Retained deficit                                         (1,046,135)
      Unrealized gain (loss) on securities available for
        sale, net of tax of ($7,839)                               26,357
                                                             ------------
      Total shareholders' equity                             $  2,466,998

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 42,414,790
                                                             ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                 Nine Months Ended Sept. 30,      Three Months Ended Sept. 30,
                                                    1997            1996            1997             1996
                                                ----------------------------     -----------------------------

INTEREST INCOME

   Interest and fees on loans                   $ 1,416,030      $ 1,189,650     $   454,406      $   387,132
   Interest on investment securities                929,643          888,702         295,926          281,651
   Interest on Federal Funds sold                    22,954           89,163           7,120           32,751
   Interest on Deposits with Banks                   25,631           40,366           4,873           20,584
                                                -----------      -----------     -----------      -----------

      Total interest income                     $ 2,394,257      $ 2,207,881     $   762,324      $   722,118
                                                -----------      -----------     -----------      -----------

INTEREST EXPENSE
   Interest on notes payable                        260,636          299,306          73,353           98,899
   Interest on deposits                             797,459          709,532         271,361          239,631
                                                -----------      -----------     -----------      -----------
      Total interest expense                    $ 1,058,095      $ 1,005,838     $   344,714      $   338,530
                                                -----------      -----------     -----------      -----------

NET INTEREST INCOME                             $ 1,336,162      $ 1,202,043     $   417,610      $   383,588

PROVISION (CREDIT) FOR LOAN LOSSES                  (14,500)               0               0      $         0
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                 $ 1,350,662      $ 1,202,043     $   417,610      $   383,588

NON INTEREST INCOME
   Service charges on deposit accounts          $   228,009      $   276,451     $    80,628      $    90,841
   Other service charges and fees                     9,612           10,273           3,629            3,495
   Net investment securities gains (losses)          (1,263)           4,295          (1,263)               0
   Other income                                       9,854           11,784             102            1,225
                                                -----------      -----------     -----------      -----------

                                                $   246,212      $   301,803     $    83,096      $    95,561
                                                -----------      -----------     -----------      -----------
NON INTEREST EXPENSE
   Salaries and employee benefits               $   688,828      $   656,178     $   237,320      $   219,518
   Occupancy expense                                173,543          167,912          62,193           57,966
   Data processing                                  107,916          103,388          36,622           31,431
   Legal fees                                        73,939           84,929           7,565           23,120
   Other expense                                    295,461          223,283          29,248           54,350
                                                -----------      -----------     -----------      -----------
                                                $ 1,339,686      $ 1,235,690     $   372,947      $   386,385
                                                -----------      -----------     -----------      -----------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                      $   257,188      $   268,156     $   127,759      $    92,764

INCOME TAX EXPENSE                                   77,156           80,447          38,156           20,814
                                                -----------      -----------     -----------      -----------

NET INCOME BEFORE EXTRAORDINARY
   ITEMS                                        $   180,032      $   187,709     $    89,603      $    71,950

EXTRAORDINARY ITEM-GAIN FROM LITIGATION
   NET OF TAX OF $458,688                         1,759,017                0               0      $         0
                                                -----------      -----------     -----------      -----------


NET INCOME                                      $ 1,939,049      $   187,709     $    89,603      $    71,950
                                                ===========      ===========     ===========      ===========

PER COMMON SHARE DATA:
   NET INCOME                                   $     13.52      $      1.31     $      0.62      $      0.50
                                                -----------      -----------     -----------      -----------

   AVERAGE SHARES OUTSTANDING                       143,374          143,374         143,374          143,374
                                                ===========      ===========     ===========      ===========



                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)                        PAGE 1 OF 2

                                                                        Nine months ended Sept. 30,
                                                                        ----------------------------
                                                                             1997           1996
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $ 1,939,049      $   187,709
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Extraordinary item (gross amount)                                  (2,217,705)               0
      Depreciation                                                           83,387           83,559
      Provision for loan losses                                             (14,500)               0
      Deferred tax                                                          497,688           80,447
      Stock dividends received                                               (8,900)          (8,600)
      Net investment securities (gains) losses                                1,263           (4,295)
      (Increase) decrease in accrued income and other assets                 65,222          175,921
      Increase (decrease) in accrued expenses and other liabilities         334,442          (45,331)
                                                                        -----------      -----------

   Net cash provided by (used in) operating activities                  $   679,946      $   469,410
                                                                        -----------      -----------



CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales/maturities of investment securities
      Available for sale                                                $ 4,125,093      $ 8,738,603
   Purchase of investment securities
      Available for sale                                                   (893,210)      (6,499,570)
   Net change in:
      Interest bearing deposits with banks                                  991,571       (1,690,181)
      Federal Funds Sold                                                   (950,000)         (50,000)
      Loans                                                              (4,355,394)      (1,053,501)
      Purchase of equipment and building improvements                       (68,345)         (71,184)
                                                                        -----------      -----------

   Net cash (used in) provided by investing activities                  $(1,150,285)     $  (625,833)
                                                                        -----------      -----------


                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2

                                                            Nine months ended Sept 30,
                                                           ----------------------------
                                                               1997            1996
                                                           ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in non-interest-bearing
    demand, savings and NOW accounts                       $    95,444      $ 1,012,357
   Net increase (decrease) in time deposit                     520,037           62,186
   Payments on stockholder notes payable                      (200,000)               0
   Payments on other notes payable                          (1,581,401)        (776,619)
   Net change in federal funds purchased                      (700,000)               0
   Proceeds from litigation - extraordinary item             2,217,705                0
   Redemption of preferred stock                              (237,117)               0
                                                           -----------      -----------

   Net cash provided by (used in) financing activities     $   114,668      $   297,924
                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                            (355,671)         141,501

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                    2,406,805        1,725,550
                                                           -----------      -----------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                                  $ 2,051,134      $ 1,867,051
                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

   Cash paid during the year for:

   Interest                                                $ 1,042,426      $ 1,006,991
                                                           ===========      ===========

   Income taxes                                            $         0      $         0
                                                           ===========      ===========

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

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

         Balance Sheet

         Total Assets at September 30, 1997 were $42.4 million compared to $40.6 million at September 30, 1996. Total loans increased to $21.2 million at September 30, 1997 from $15.8 million at September 30, 1996, while securities decreased to $16.5 million from $18.1 million and deposits increased to $36.8 million from $36.1 million as of those dates. Shareholders' equity in Bancshares increased to $2.5 million at September 30, 1997 from $321 thousand at September 30, 1996, as a result of cash receipts on resolution of litigation in June, 1997. Shareholder's equity in Bank was $3.7 million at September 30, 1997, up from $3.1 million at September 30, 1996.

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

         Income not including extraordinary items for the nine months ended September 30, 1997 was $180 thousand compared to $188 thousand during the same period in 1996. Interest income increased to $2.394 million for the nine month period ended September 30, 1997 compared to $2.208 million for the same period in 1996, principally as a result of an increase in loans. Non-interest income totaled $246 thousand for the nine month period, compared to $302 thousand for the same period in 1996. Interest expense increased to $1,058 thousand during the nine month period ended September 30, 1997, up from $1,006 thousand during the nine month period ended September 30, 1996, due primarily to increased deposits, while non-interest expense increased to $1,340 thousand from $1,236 thousand during the same periods.

         Subsequent Events

         In August 1997, the Bank and Bancshares presented to and received approval from its primary regulators, State of Louisiana Office of Financial Institutions, the FDIC and the Federal Reserve Bank of Atlanta, of a "Capital Plan" for the payment of dividends during 1997 and 1998 to Bancshares as part of a plan to pay in full its indebtedness and distribute dividends to its shareholders. The proposal called for the payment of dividends to Bancshares for the remaining year 1997, only to the extent that its Tier 1 Capital exceeds 6%. The 6% limitation allowed a dividend of $1.316 million for the remainder of 1997 without reducing Tier 1 Capital below 6%.

         The proposed dividend was made up of three components: I) $50,000 in August to pay an installment on Bancshares' note and cover legal expenses, ii) $1.230 million in September to reduce Bancshares balance on its note and iii) pay a $36,000 dividend (.25c per shares) to shareholders in December 1997.

         In October, Bancshares reduced its indebtedness from $1.400 million to $165 thousand with the remainder of its indebtedness to be paid in full by the first quarter of 1998. The Bank's regulatory agencies requested that the Bank obtain separate approval for the distribution of dividends to shareholders in December.

         SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31, 1996

         Balance Sheet

         Total assets increased to $42.4 million at September 30, 1997, an increase of .01% from $42.0 million at December 31, 1996. Total loans increased by $4.3 million, or 25.6%, to $21.1 million at September 30, 1997 compared to $16.8 million at December 31, 1996, while securities declined $3.1 million to $16.6 million at September 30, 1997, primarily in order to fund a portion of the increased loan volume and also as a result of securities that were called without the proceeds being reinvested in new securities.

         Total deposits increased by $.6 million to $36.8 million at September 30, 1997, a .017% increase from $36.2 million at December 31, 1996. Non-interest bearing deposits increased at a 2.43% rate, compared to a 1.53% growth in interest bearing deposits. During the first nine months of 1997, shareholders' equity in Bancshares increased to $2.4 million from $571 thousand at December 31, 1996 due primarily to the resolution of pending litigation and consequent collection by Bancshares of approximately $2.5 million. During the same periods, shareholders' equity in Guaranty Bank increased from $3.1 million at year-end 1996 to $3.8 million at September 30, 1997.

         LOAN LOSS PROVISION

         As a result of management's assessment of the adequacy of the allowance for possible loan losses, the Bank recorded no loan loss provision. The allowance for possible loan losses at September 30, 1997 was $240 thousand, 1.13% of total loans, compared to $255 thousand, or 1.49% of total loans, at December 31, 1996 and $270 thousand or 1.70% at September 30, 1996. On a monthly basis, Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. It is the policy of the Bank to maintain a loan loss reserve account that is appropriate when compared to the quality of its loan portfolio and sufficient to meet anticipated future loan losses. The loan loss provision is calculated as of the last day of each month. A provision of 1% - 1.25% of total loans has been deemed to be adequate. In the event that a deficiency exists, the Bank will increase the actual loan loss reserve to a satisfactory level.

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

                                        GREAT GUARANTY BANCSHARES, INC.

Dated: August 14, 1997                  By:  /s/ DANIEL R. DOMINGUE, JR.
                                           -----------------------------------
                                           Daniel R. Domingue, Jr.
                                           Authorized Representative
                                           of Great Guaranty Bancshares, Inc.
                                           and President and CEO of Guaranty
                                           Bank & Trust Company

                                        By:  /s/ LARRY J. ROBERTS
                                           -----------------------------------
                                           Larry J. Roberts
                                           Acting Chief Financial Officer
                                           of Great Guaranty Bancshares, Inc.
                                           and Chief Financial Officer of
                                           Guaranty Bank & Trust Company

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

Exhibit (27)          Financial Data Schedule
Exhibit (28)          Information Incorporated by Reference
(I)                      (I) Legal Proceedings
(ii)                     (ii) Recent Sales of Unregistered Securities