Form 10KSB40
period 1997-12-31
GREAT GUARANTY BANCSHARES INC
filed 1998-03-31
CIK 1037992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

           / / Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

       For the transition period from          to
       -------------------------------------------------------

                        Commission file number 000-22487
                        --------------------------------

                        GREAT GUARANTY BANCSHARES, INC.

 -------------------------------------------------------------------------------
              (Name of Small Business Issuer in its charter)

  LOUISIANA                                                  72-0493576
 -------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

175 NEW ROADS STREET, NEW ROADS, LOUISIANA                      70760
 -------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (504) 638-5641

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class             Name of each exchange on which registered

 ----------------------------         ------------------------------------------
         N/A                                          N/A

 ----------------------------         ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $7.50 PAR VALUE
 -------------------------------------------------------------------------------

                               (Title of class)
 -------------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO
                   -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,267,882

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). NO COMMON EQUITY HAS BEEN SOLD, NOR BID OR ASKED PRICE QUOTED, WITHIN THE PAST 60 DAYS.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF DECEMBER 31, 1997

Transitional Small Business Disclosure Format (check one): YES        NO   X
                                                               -----     -----

                               TABLE OF CONTENTS

                                                                           Page No.
                                                                           -----
PART I

         ITEM 1  DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . .     1

         ITEM 2  DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . .     9

         ITEM 3  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .    10

         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS  . . . . . . . . . . . . . . . . .    10

PART II

         ITEM 5  MARKET FOR COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS . . . . . . . . . . . . . . . .    10

         ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . .    10

         ITEM 7  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .    14

         ITEM 8  CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE  . . . . . . . . . . . . . . . . . . . .    45

PART III

         ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . .    45

         ITEM 10 EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    46

         ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT . . . . . . . . . . . . . . .    46

         ITEM 12 CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS  . . . . . . . . . . . . . . . . . . .    47

         ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    48

                 EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . .    49

PART I
                            DESCRIPTION OF BUSINESS

GENERAL

         Great Guaranty Bancshares, Inc. ("Bancshares"), a Louisiana corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956 (the "HC Act"), was incorporated in 1981 to acquire the outstanding stock of Guaranty Bank and Trust Company ("Guaranty Bank" or "Bank"). Guaranty Bank is a wholly owned subsidiary of Bancshares, and Bancshares has no other subsidiaries. While Bancshares and Guaranty Bank are distinct entities regulated by different regulatory bodies, the income of Bancshares is almost entirely derived from dividends paid by Guaranty Bank. Therefore, the value of Bancshares and its securities are dependant upon the value of Guaranty Bank. At December 31, 1997, Bancshares had total consolidated assets of approximately $41.4 million, and shareholders' equity of approximately $2.5 million while Guaranty Bank had assets of approximately $41.3 million and shareholders' equity of approximately $2.5 million. Bancshares' executive offices are located at 175 New Roads Street, New Roads, Louisiana, 70760 and its telephone number is (504) 638-8621.

         Guaranty Bank was organized as a Louisiana state bank in 1957. Guaranty Bank provides full service consumer and commercial banking services principally in Pointe Coupee Parish in the State of Louisiana through its main banking office at 175 New Roads Street, New Roads, Louisiana and at two (2) full service branches located in Livonia and Jarreau, Louisiana. Deposits of Guaranty Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable legal limits. Guaranty Bank offers an array of deposit services, including demand accounts, NOW accounts, certificates of deposit, and money market accounts, and provides safe deposit boxes, night depository, individual retirement accounts and electronic and drive-in banking services.

         Guaranty Bank's lending activities consist principally of real estate, consumer, commercial and agricultural loans, with no material concentration of loans to borrowers in any line of business. At December 31, 1997, Guaranty Bank had outstanding approximately $22.7 million in loans, of which 15% were in commercial loans to borrowers engaged in various lines of business, 14% were in consumer loans, 60% were in primarily residential real estate loans, and 11% were in agricultural loans. Guaranty Bank's deposits represent a cross-section of the area's economy, and there is no material concentration of deposits from any single customer or group of customers. At December 31, 1997, Guaranty Bank had total deposits of approximately $37.1 million.

PROPERTY

         The executive offices of Bancshares and Guaranty Bank are located at 175 New Roads Street, New Roads, Louisiana 70760 and are owned by Guaranty Bank. Guaranty Bank also owns the buildings and land at Highway 78 in Livonia, Louisiana and Highway 413 in Jarreau, Louisiana, where the Bank's branches are located, and on Highway 1 in Morganza, Louisiana, which the Bank uses for record storage. No premises occupied by the Bank are leased, and none of the properties owned by the Bank is subject to a mortgage.

EMPLOYEES

         At December 31, 1997, Bancshares had no full-time employees. As of that date, Guaranty Bank had 25 full-time employees, including 5 executive officers, and no part-time employees. None of Guaranty Bank's employees are subject to a collective bargaining agreement, and management considers its relationship with its employees to be good.

COMPETITION

         The Bank's general market area consists principally of Pointe Coupee Parish in the State of Louisiana. The market area has a population of approximately 23,000 and contains numerous banks and other financial institutions. Guaranty Bank experiences substantial competition in attracting and retaining deposits and making loans.

         The primary competitive factors for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for loan customers is generally a function of interest rates, loan origination fees and other charges, restrictive covenants and compensating balances and other services offered.
The Bank competes with numerous other commercial banks, savings associations and credit unions for customer deposits, as well as with a broad range of financial institutions in consumer and commercial lending activities. In addition to banks and savings associations, other businesses in the financial services industry compete with the Bank for retail and commercial deposit funds and for retail and commercial loan business. Competition for loans and deposits is intense among the financial institutions in the area and has increased due to recent acquisitions of community banks by regional holding companies with greater resources than those of Bancshares. The size of these institutions allows certain economics of scale not available to Bancshares or the Bank.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") authorized the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws, the Community Reinvestment Act (the "CRA") and specific deposit concentration limits. The Interstate Banking Act removes most state barriers to interstate acquisitions of banks and ultimately will permit multistate banking operations to merge into a single bank. Enactment of the Interstate Banking Act has resulted in increased competition from out-of-state financial institutions and their holding companies. See "Supervision and Regulation."

LENDING ACTIVITIES

         The Bank's lending activities consist principally of commercial, consumer, real estate and agricultural loans. As of December 31, 1997 these categories accounted for approximately 15%, 14%, 60% and 11%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

         Interest income on loans is recognized based on principal amounts outstanding, at applicable interest rates. Accrual of interest on impaired loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when payment of principal or interest is contractually past due 90 days, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to principal and interest and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.

         The Bank's policy is to make no loans to single borrowers in excess of an aggregate amount of up to twenty-five percent (25%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank's attempts to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1997, no such concentration exceeded 10% of the Bank's loan portfolio.

         Types of Loans

         The following table sets forth Guaranty Bank's loan distribution as of the indicated dates (in thousands of dollars):

                                                          December 31,
                                                   ---------------------------
                                                       1997          1996
                                                   ---------------------------
Commercial, financial and agricultural             $    3374       $     2431
Real estate                                           16,088           11,917
Installment                                             3219             2731
                                                   ---------       ----------

            Total                                  $  22,681       $   17,079
                                                    ========        =========

         Maturities


         The following table shows the maturity or repricing frequency of loans outstanding as of December 31, 1997 (in thousands of dollars).

Maturity of fixed rate Loans:
  Within one year                                 $    3420
  After one but within five years                      6468
  After five years                                     9232
                                                  ---------
Total fixed rate loans                               19,120

Variable rate loans repricing at least quarterly       3538
Nonaccrual loans                                         23
                                                  ---------

            Total loans                           $  22,681
                                                  =========

         An allowance for loan losses is maintained at a level considered adequate to absorb any losses which may exist in the loan portfolio. The allowance is increased by provisions charged to operations and by recoveries on loans previously charged off, and is reduced by charge-offs. Guaranty Bank makes regular credit reviews of the loan portfolio and considers past loss experience, current economic conditions, review of specific problem loans, and other factors in determining the adequacy of the allowance balance.


         Nonperforming Loans

         The following table summarizes nonperforming loans as of the indicated dates (in thousands of dollars):

                                                     December 31,
                                                  ------------------
                                                  1997        1996
                                                  ------------------
Nonaccrual loans                                  $   23     $   26
Accruing loans past due 90 days or more                7         12
Restructured loans not included above                  0          0

         Loan Loss Experience

         The following table summarizes Guaranty Bank's loan loss experience for each of the last two (2) years:

                                                               December 31,
                                                          ---------------------------
                                                               1997          1996
                                                          ---------------------------
Balance at beginning of period                            $   254,819      $   261,601
Charge-offs:
   Commercial, financial and agricultural
   Installment                                                     --               --
                                                          -----------      -----------
      Total Charge-offs                                          3613                0
                                                          -----------      -----------

Recoveries:
   Commercial, financial and agricultural                 _                __
   Installment                                            _                _
                                                          -----------      -----------
      Total Recoveries                                           1665             8218
                                                          -----------      -----------

Net charge-offs                                                  1948             8218
Provision charged (credited) to operations                      14500            15000
                                                          -----------      -----------
Balance at end of period                                      238,371          254,819
                                                          ===========      ===========

Ratio of net charge-offs to average loans outstanding             .00%             .00%


DEPOSITS

         The following tale summarizes Guaranty Bank's outstanding deposits as of the indicated dates (in thousands of dollars):

                                              December 31,
                                        ---------------------
                                          1997         1996
                                        ---------------------
Noninterest-bearing demand deposits     $   6778     $   6307
Interest-bearing demand deposits            5388         5053
Savings deposits                            8166         9168
Time deposits                             16,813       15,708
                                        --------     --------

             Total                      $ 37,145     $ 36,236
                                        ========     ========

         Maturities of time deposits of $100,000 or more outstanding as of December 31, 1997 are summarized as follows (in thousands of dollars):

                                Time Certificates of Deposit
                                ----------------------------
3 months or less                       $      408
Over 3 through 12 months                    1,189
Over 12 months                                203
                                       ----------

             Total                     $    1,800
                                       ==========

INVESTMENT SECURITIES

         The investment policy of Guaranty Bank is an integral part of its overall asset/liability management. The objective of the Bank's investment policy is a portfolio which will provide liquidity necessary to facilitate making loans and to cover deposit fluctuations while at the same time achieving a satisfactory investment return on the funds invested. With the implementation of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Bank is required to classify its portfolio into three categories: "Held to Maturity", "Trading Securities", and "Available for Sale".

         "Held to Maturity" includes debt securities that the Bank has positive intent and ability to hold to maturity; these securities are reported as amortized cost. "Trading Securities" include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits; these securities are reported at fair market value with unrealized gains and losses included in earnings. "Available for Sale" securities include those acquired with the intention of disposal prior to maturity, although these securities may be held to maturity; these securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity. As of December 31, 1997, the Bank's entire investment portfolio was classified as "Available for Sale."

         The following table sets forth the carrying amounts of investment securities at the dates indicated (in thousands dollars):

                                                             December 31,
                                                         --------------------
                                                           1997        1996
                                                         --------------------
U.S. Treasury securities and obligations of other
   U.S. Government agencies and corporations              $ 4,022    $  8,231
Obligations of state and political subdivisions                --          --
Mortgage-backed bonds and collateralized
   mortgage obligations                                     8,379       9,628
Agency for International Development Guaranteed Notes       1,877       1,902
                                                          -------    --------
   Total                                                  $ 14,278   $ 19,761
                                                          =======    ========


SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary of certain laws which relate to the regulation of Bancshares and Guaranty Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         Bancshares. Bancshares is subject to regulation under the Louisiana Banking Law ("LBL") and the BHC Act. Bancshares is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may conduct examinations of Bancshares and its subsidiaries. The Commissioner imposes similar reporting and examination requirements upon Bancshares under the LBL.

         The Federal Reserve Board may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, a bank holding company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities. In addition, Bancshares is subject to a specific, Written Agreement with the Federal Reserve Board dated November 18, 1985 pursuant to which Bancshares must obtain consent of the Federal Reserve Board for (i) declaration or payment of dividends, (ii) acceptance from Bank of any dividend or other form of payment representing a reduction of capital from Bank, or (iii) any increase in indebtedness. The written agreement with the Federal Reserve Board also requires Bancshares to provide, within 30 days following the end of each calendar quarter, (a) Bancshares' balance sheet for the quarter, (b) Bancshares' income statement for the period ending that quarter, (c) the Bank's Report of Condition as of the end of the quarter, and (d) the Bank's Report of Income for the period ending that quarter.

         Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non- banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, Bancshares is required by the Federal Reserve Board to maintain certain levels of capital.

         Bancshares is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than five percent of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of Bancshares and another bank holding company.

         Bancshares is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than five percent of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, Bancshares may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by Bancshares or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength doctrine". Although the Unites States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHC Act, the decision was reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitely resolved by the courts or by Congress.

           Guaranty Bank. Guaranty Bank is subject to primary supervision, examination and regulation by the Commissioner and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and to terminate a bank's deposit insurance.

         Various requirements and restrictions under the laws of the United States and the State of Louisiana affect operations of the Bank. Federal and Louisiana statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans or investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.

         Capital Levels. The FDIC and Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and other provisions of federal law could limit the amount of dividends which the Bank or Bancshares may pay. The following table sets forth the capital amounts and ratios required by regulation and Guaranty Bank's actual capital ratios and amounts:

                                                                                                                     To Be Well
                                                                                                                     Capitalized
                                                                                                                     Under Prompt
                                                                                                   For Capital     Corrective Action
                                                                            Actual              Adequacy Purposes     Provisions
                                                                            ------              -----------------     ----------

                                                                             Amount     Ratio   Amount   Ratio    Amount     Ratio
                                                                            ------      -----   ------   -----    ------     -----
AS OF DECEMBER 31, 1997
    Total Capital (to Risk Weighted Assets):
    Guaranty Bank ...........................     . . . . . . . . . . .     $ 2689       13.3%   $1617    > 8%     $2021     > 10%

    Tier I Capital (to Risk Weighted Assets):
    Guaranty Bank ...........................     . . . . . . . . . . .     $ 2451       12.1%   $ 808    > 4%     $1213     > 6%

    Tier I Capital (to Average Assets)
    Guaranty Bank ...........................     . . . . . . . . . . .     $ 2451        5.8%   $1678     > 4%     $2098    > 5%

AS OF DECEMBER 31, 1996
    Total Capital (to Risk Weighted Assets):
    Guaranty Bank ...........................     . . . . . . . . . . .     $ 3701       19.2%   $1543     > 8%     $1928     > 10%

    Tier I Capital (to Risk Weighted Assets):
    Guaranty Bank ...........................     . . . . . . . . . . .     $ 3460       17.9%   $ 771     > 4%     $1157     > 6%

    Tier I Capital (to Average Assets)
    Guaranty Bank ...........................     . . . . . . . . . . .     $ 3460        8.4%   $1655     > 4%     $2068     > 5%

    Restrictions on Transfers of Funds to Bancshares by the Bank.
Substantially all of Bancshares' revenues, on an unconsolidated basis, including funds available for the payment of dividends and other operating expenses, are the result of dividends paid by the Bank. Bancshares is a legal entity separate and distinct from the Bank. Bancshares' ability to pay cash dividends is limited by Louisiana law. There also are statutory and regulatory limitations on the amount of dividends which may be paid to Bancshares by the Bank. Louisiana law restricts the amount available for cash dividends by state banks without approval by the Commissioner. In addition, as discussed above, under Bancshares' Written Agreement with Federal Reserve Board, Bancshares must obtain consent of the Federal Reserve Board to accept any dividend from Bank.

    The FDIC and Federal Reserve Board also have authority to prohibit the Bank from engaging in what, in their respective opinion, constitutes an unsafe or unsound practice in conducting the Bank's business. It is possible, depending upon the financial condition of the Bank and other factors, that the FDIC or Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Bancshares or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Bancshares or other affiliates. Such restrictions prevent Bancshares and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Bancshares or to or in any other affiliate is limited to 10 percent of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20 percent of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under other provisions of federal law.

    Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires such federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1997 and 1996, the Bank was categorized as "well capitalized."

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

    Safety and Soundness Standards. In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired.
If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

    Interstate Banking and Branching. Under the Interstate Banking Act, a bank holding company that is adequately capitalized and managed may obtain approval under the BHC ACT to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

    The Interstate Banking Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. Louisiana has not adopted legislation to "opt out" of interstate mergers. The Interstate Banking Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

    The Interstate Banking Act will likely increase competition from out-of-state banks in the markets in which Bancshares operates, although it is difficult to asses the impact that such increased competition may have on Bancshares' operations.

    Community Reinvestment Act. Under the CRA, a bank's applicable regulatory authority (which is the FDIC for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of this entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA. The Bank received an "outstanding" rating in its most recent review by regulators with respect to its compliance with the CRA.


                            DESCRIPTION OF PROPERTY

         The Bank's principal office is located at 175 New Roads Street, New Roads, Louisiana 70760. The facility has 10,100 square feet in two buildings with drive-up windows and a night depository. The Bank owns this property free of any and all liens and encumbrances. The Bank also operates two

(2) full-service branches located in Livonia, Louisiana and Jarreau, Louisiana. The Livonia branch is a 3,500 square foot facility opened in 1980 and the Jarreau branch is a 1,400 square foot facility opened in 1981. The Bank owns these properties free of any and all liens and encumbrances. The Bank also owns a 2,780 square foot facility in Morganza, Louisiana which is presently used by the Bank for record storage.


                               LEGAL PROCEEDINGS

         Neither Bancshares nor Guaranty Bank is currently a party to any litigation other than routine litigation arising from regular business activities incident to furnishing financial services. Material legal proceedings involving Bancshares and Guaranty Bank were resolved during 1997. See "Legal Proceedings", pp. 20-21 of Amendment No. 1 to Form 10-SB, which amendment was filed July 1, 1997 by Bancshares; said discussion of Legal Proceedings is incorporated herein by reference.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for the Bancshares Common Stock. The Common Stock of Bancshares does not trade and has never traded, on or through any exchange, established quotation or listing system or market-maker. To the knowledge of Bancshares management, there have been no sales or exchanges of the Bancshares Common Stock within the past two years, except for one transaction during 1997 in which 4,449 shares were purchased and sold for a price unknown to Bancshares. At December 31, 1997, the total 143,374 shares of Bancshares Common Stock were held of record by 518 shareholders. During the past two years, a total of $.25 per share in dividends have been paid on the Bancshares Common Stock, in a single dividend declared in the fourth quarter of 1997 and paid in January, 1998. See "Description of Business - Restrictions on Transfers of Funds to Bancshares by the Bank."



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis of the financial condition and results of operations of Bancshares should be read in conjunction with the consolidated financial statements, accompanying footnotes, and other supplemental financial information appearing elsewhere in this Registration Statement.

1997 COMPARED WITH 1996

BALANCE SHEET

         Total assets decreased to $41.3 million at December 31, 1997 from $41.8 million at December 31, 1996. Total loans increased by $5.6 million, or 32.7%, to $22.7 million from to $17.1 million at December 31, 1996, while securities declined $5.5 million to $14.3 million at December 31, 1997, primarily in order to fund a portion of the increased loan volume.

         Total deposits increased by $.9 million to $37.1 million at December 31, 1997, from $36.2 million at December 31, 1996. Non-interest bearing deposits increased by 7.4%, compared to a 1.46% growth in interest bearing deposits. During 1997, shareholders' equity in Bancshares increased to $2.5 million from $571 thousand at December 31, 1996 as a result of net income of $2.2 million which included an extraordinary item of $1.9 million resulting from forgiveness of indebtedness income on resolution of litigation. See "Legal Proceedings"; during the same periods, shareholders' equity in Guaranty Bank declined from $3.5 million at December 31, 1996 to $2.5 million at December 31, 1997, due primarily to the payment by Guaranty Bank to Bancshares of an extraordinary dividend of $1.3 million with which Bancshares reduced its outstanding bank debt.

INCOME

         The income of Bancshares is attributable almost entirely to dividends from Guaranty Bank. Consolidated net income of Bancshares is determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank. Income before income taxes of Guaranty Bank for the year ended December 31, 1997 increased to $505 thousand from $474 thousand during 1996. Bancshares consolidated net income increased to $2.2 million for the year ended December 31, 1997 from $217 thousand during 1996 as a result, primarily of an extraordinary item of $1.9 million in forgiveness of indebtedness income realized on resolution of legal proceedings. See "Legal Proceedings."

         Interest income increased $218 thousand, or by 7.16%, to $3.3 million for 1997, principally as a result of an increase in loans. Noninterest income totaled $350 thousand for the year ended December 31, 1997, a decrease of 11.3% from $395 thousand for the year ended December 31, 1996, due primarily to decreased income from service charges and fees.

EXPENSES

         Interest expense increased from $1.1 million during 1996 to $1.2 million for the year ended December 31, 1997, due primarily to an increase in interest bearing deposits. Noninterest expense for the year ended December 31, 1997 totaled $1.7 million, resulting in no change from the $1.7 million for the year ended December 31, 1996.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         As a result of management's assessment of the adequacy of the allowance for possible loan losses, the Guaranty Bank loan loss allowance was reduced at year-end 1997 to $238 thousand, or 1.1% of total loans, from $255 thousand, or 1.5% of total loans, at December 31, 1996.

EARNING ASSET/INTEREST BEARING LIABILITIES YIELDS AND RATES

         Bancshares has no earning assets independent of Guaranty Bank, and its only interest bearing liabilities are promissory notes in the total principal amount of $165 thousand at December 31, 1997, down from $3.1 million at December 31, 1996, as a result of application to be outstanding indebtedness of sums received by Bancshares on resolution, during 1997 of Legal Proceedings. See "Legal Proceedings". The promissory notes bear interest at a floating rate based on the Chase Manhattan Bank prime rate and averaged 9.5% in 1997 and 9.25% in 1996. The average balances and yields for interest-bearing assets and interest-bearing liabilities of Guaranty Bank for 1997 and 1996 on a tax-equivalent basis are as follows (in thousands of dollars):

                                                          Year Ended December 31, 1997        Year Ended December 31, 1996
                                                        ---------------------------------        ----------------------------
                                                                   Interest       Average                   Interest      Average
                                                        Average     Income/        Yield/         Average    Income/       Yield/
                                                        Balance     Expense         Rate          Balance    Expense        Rate
                                                        -------     -------        ------          -------    -------       ----
INTEREST EARNING ASSETS:
   Real estate loans                                   $14,724      $ 1,282          8.71%      $10,643     $   983         9.23%
   Installment loans                                     2,695          274         10.17%        2,328         251        10.79%
   Commercial and Industrial loans                       2,568          253          9.85%        2,795         271         9.70%
   U.S. Treasury and government agency
        securities                                      16,441        1,084          6.59%       16,762       1,104         6.59%
   Municipal securities                                     --           --         --               --          --        --
   Other securities (AID & TCD)                          2,391          131          5.48%        3,155         233         7.39%
   Federal funds sold and securities sold
        under agreements to repurchase                     682           35          5.13%        1,939         105         5.42%

        Total earning assets                           $39,501      $ 3,059          7.74%       37,622     $ 2,947         7.83%
                                                       =======                                   =====

INTEREST-BEARING LIABILITIES:
   Interest-bearing transaction accounts               $ 5,568      $   107          1.92%      $ 3,667     $    68         1.85%
   Money market deposits                                 1,660           33          1.99%        2,043          41         2.01%
   Savings deposits                                      7.192          162          2.25%        7,122         163         2.30%
   Time deposits                                        16,065          770          4.79%       15,416         687         4.46%
   Federal funds purchased and securities
        purchased under agreements to resell               356           17          4.77%           --
   FHLBB Borrowings                                      1,221           92         25.00%        1,368         100         7.37%

        Total interest-bearing liabilities             $32,062      $ 1,181          3.68%      $29,616       1,059         3.58%
                                                       =======      -------         -----       =======     -------         -----

Net interest income, tax equivalent (not including
   interest bearing note payable by Bancshares)                     $ 1,878                                 $ 1,188
                                                                    =======                                 =======

Net interest margin, tax equivalent (not including
   interest bearing note payable by Bancshares)                                      4.06%                                  4.25%
                                                                                     =====                                  =====



VOLUME/RATE ANALYSIS

         The changes in components of net interest income caused by changes in average earning asset and liability volumes and changes in rates for 1997 and 1996 are as follows (in thousands of dollars):

                                                   1997 Compared to 1996            1996 Compared to 1995
                                                 --------------------------     -----------------------------
                                                 Volume       Rate     Net       Volume     Rate         Net
                                                 ------       ----    -----      ------     -----       -----
INTEREST EARNING ASSETS:
   Real estate loans                             $ 354        (55)     $ 299      $ 153      $ (52)     $ 101
   Installment loans                                36        (14)        22         27        (16)        16
   Commercial and Industrial loans                 (22)         4        (18)        37         (4)        33
   U.S. Treasury and government agency
        securities                                 (21)        --        (21)      (232)        39       (193)
   Municipal securities                              0          0          0          0          0          0
Other securities                                   (42)       (60)      (102)        92        (36)        56
   Federal funds sold and securities sold
        under agreements to repurchase             (64)        (6)       (70)        64         (6)        58

        Total earning assets                       241       (131)       110         48        (18)        30
INTEREST-BEARING LIABILITIES:
   Interest-bearing transaction accounts            36          4         40          8          2         10
   Money market deposits                            (8)        --         (8)        (3)         0         (3)
   Savings deposits                                  2         (4)        (2)         1          0          1
   Time deposits                                    31         51         82         (6)        36         30
   Federal funds purchased and securities
        purchased under agreements to resell        17         --         17          0          0          0
   FHLB Borrowings                                 (11)         2         (9)        11          2         13

        Total interest-bearing liabilities          67         53        120         13         29         52
Net interest income, tax equivalent                174       (184)       (10)        35        (57)       (22)



         The increase (decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year's rate to the current year's change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the current year's change in the average rates to the current year's average balance. Using this method of calculating increases (decreases), an increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

RETURN ON EQUITY AND ASSETS

         The return on equity and assets by Bancshares and Guaranty Bank for the years ending December 31, 1997 and 1996 are as follows:


                                        1997                     1996
                                ----------------------  -----------------------
                                Guaranty                Guaranty
                                  Bank      Bancshares    Bank       Bancshares
                                --------    ----------  --------     ----------
Return on average assets          1.2%         68.5%       1.2%          .5%
Return on average equity         17.0%        145.2%      12.8%        42.7%
Dividend payout ratio           300.8%(1)       1.6%     209.0%(2)     --
Average equity to
  average assets                  7.16%        46.9%       9.2%         1.2%

______________________
(1) Includes $1.3 million extraordinary dividend paid in September 1997 to Bancshares by Guaranty Bank. (2) Includes $700,000 extraordinary dividend paid in January 1996 to Bancshares by Guaranty Bank.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                                C O N T E N T S

                                                                 PAGE
                                                                 -----
INDEPENDENT AUDITORS' REPORT                                          16


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      December 31, 1997 and 1996                                 17 - 18


CONSOLIDATED STATEMENTS OF INCOME
      Years ended December 31, 1997, 1996 and 1995               19 - 20


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      Years ended December 31, 1997, 1996 and 1995                    21


CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended December 31, 1997, 1996 and 1995               22 - 23


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       24 - 44

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Great Guaranty Bancshares, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/  Postlethwaite & Netterville


Baton Rouge, Louisiana
February 25, 1998

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996

                                   A S S E T S

                                                          1997             1996
                                                       -----------     -----------
Cash and due from banks                                $ 2,008,689     $ 2,406,805

Interest-bearing deposits with banks                       198,000       1,288,571

Federal funds sold                                       1,125,000              --

Investment Securities
 Available-for-sale                                     14,277,636      19,761,011

Investments in restricted equity securities                214,200         202,100

Loans receivable, net of allowance for loan losses
 of $238,371 and $254,819, respectively                 22,443,067      16,823,712

Accrued interest receivable                                329,130         355,583

Premises and equipment, net                                680,119         664,854

Other assets                                                90,739         547,695
                                                       -----------     -----------

TOTAL ASSETS                                           $41,366,580     $42,050,331
                                                       ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y



                                                                       1997              1996
                                                                   ------------      ------------
LIABILITIES
Demand deposits                                                    $  6,735,334      $  6,304,731
NOW deposits                                                          5,388,446         5,053,484
Savings deposits                                                      8,165,704         9,168,044
Time deposits, $100,000 and over                                      1,799,852         1,168,073
Other time deposits                                                  15,012,896        14,539,820
                                                                   ------------      ------------
       Total deposits                                                37,102,232        36,234,152

Notes payable                                                         1,339,252         4,376,531
Accrued expenses and other liabilities                                  135,568           168,587
Federal funds purchased and securities sold
 under agreements to repurchase                                         240,659           700,000
Dividends payable                                                        35,843                --
                                                                   ------------      ------------
       Total liabilities                                             38,853,554        41,479,270
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                --                --

STOCKHOLDERS' EQUITY
Preferred stock-Series A, no par; 500,000 shares authorized;
 -0- and 24,462 shares issued and outstanding, respectively                  --           126,037
Preferred stock-Series B, no par; 2,000,000 shares authorized;
 -0- and 21,559 shares issued and outstanding, respectively                  --           111,080
Common Stock - $7.50 par value, 500,000 shares
 authorized; 143,374 shares issued and outstanding                    1,075,305         1,075,305
Additional paid-in capital                                            2,411,471         2,411,471
Accumulated deficit                                                  (1,011,241)       (3,151,760)
Net unrealized gain (loss) on securities available-for-sale,
 net of tax of $19,314 and ($552), respectively                          37,491            (1,072)
                                                                   ------------      ------------
       Total stockholders' equity                                     2,513,026           571,061
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 41,366,580      $ 42,050,331
                                                                   ============      ============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 1 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             1997             1996             1995
                                                          -----------      -----------      -----------
INTEREST INCOME
  Interest and fees on loans                              $ 2,017,513      $ 1,671,939      $ 1,485,824
  Interest on investment securities                         1,185,028        1,210,354        1,456,679
  Interest on federal funds sold                               35,485          105,250           53,622
  Interest on deposits with banks                              29,856           61,860            1,044
                                                          -----------      -----------      -----------
      Total interest income                                 3,267,882        3,049,403        2,997,169
                                                          -----------      -----------      -----------

INTEREST EXPENSE
  Interest on deposits                                      1,072,050          959,466          919,507
  Interest on notes payable                                   266,465          396,691          311,423
  Interest on federal funds purchased
   and securities sold under agreements to repurchase          17,141               --               --
                                                          -----------      -----------      -----------
      Total interest expense                                1,355,656        1,356,157        1,230,930
                                                          -----------      -----------      -----------

NET INTEREST INCOME                                         1,912,226        1,693,246        1,766,239

  Provision (credit) for loan losses                          (14,500)         (15,000)         (23,106)
                                                          -----------      -----------      -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   1,926,726        1,708,246        1,789,345
                                                          -----------      -----------      -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                         305,781          342,481          342,179
  Other service charges and fees                               22,229           27,738           16,078
  Other income                                                 22,869           25,617           11,149
                                                          -----------      -----------      -----------
      Total non-interest income                               350,879          395,836          369,406
                                                          -----------      -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                            GREAT GUARANTY BANCSHARES
                              NEW ROADS, LOUISIANA
                                                                     PAGE 2 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      1997            1996            1995
                                                                  -----------     -----------     -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                  $   914,462     $   887,540     $   885,009
  Occupancy expense                                                   234,281         227,632         200,996
  Data processing fees                                                103,215          87,501          77,686
  Loan processing fees                                                 91,722          83,489          76,453
  Legal fees                                                          103,254         107,884         319,105
  Other expense                                                       383,487         379,773         435,313
                                                                  -----------     -----------     -----------
      Total non-interest expense                                    1,830,421       1,773,819       1,994,562
                                                                  -----------     -----------     -----------

INCOME BEFORE TAXES AND EXTRAORDINARY
ITEM                                                                  447,184         330,263         164,189

  Income tax expense                                                  131,215         113,192        (331,126)
                                                                  -----------     -----------     -----------

INCOME BEFORE EXTRAORDINARY ITEM                                      315,969         217,071         495,315

EXTRAORDINARY ITEM

  Gain on forgiveness of debt (net of income tax of $294,953)       1,922,752              --              --
                                                                  -----------     -----------     -----------

NET INCOME                                                          2,238,721         217,071         495,315

  Premium paid on redemption of preferred stock                        62,359              --              --
                                                                  -----------     -----------     -----------

NET INCOME AVAILABLE FOR COMMON
SHAREHOLDERS                                                      $ 2,176,362     $   217,071     $   495,315
                                                                  ===========     ===========     ===========

PER COMMON SHARE DATA:
  Income before extraordinary item                                $      1.77     $      1.51     $      3.45
  Extraordinary item                                                    13.41              --              --
                                                                  -----------     -----------     -----------
NET INCOME PER COMMON SHARE                                       $     15.18     $      1.51     $      3.45
                                                                  ===========     ===========     ===========

  Average shares outstanding                                          143,374         143,374         143,374
                                                                  ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 Preferred Stock
                                            ----------------------------------------------------------
                                                   Series A                          Series B
                                            ------------------------        --------------------------
                                              Shares        Amount             Shares         Amount
                                            ----------   -----------        -----------    -----------
BALANCE, DECEMBER 31, 1994                       --      $        --           42,896      $   219,200

  Net income                                     --               --               --               --

  Preferred stock issued                         --               --            3,125           17,917

  Exchange of Class B stock (voting)
   for Class A stock (non-voting)            24,462          126,037          (24,462)        (126,037)

  Change in unrealized gain (loss) on
   securities available-for-sale                 --               --               --               --
                                            -------      -----------        -----------    -----------
BALANCE, DECEMBER 31, 1995                   24,462          126,037           21,559          111,080

  Net income                                     --               --               --               --

  Change in unrealized gain (loss) on
   securities available-for-sale                 --               --               --               --
                                            -------      -----------        -----------    -----------
BALANCE, DECEMBER 31, 1996                   24,462          126,037           21,559          111,080

  Net income                                     --               --               --               --

  Redemption of preferred stock
   at premium                               (24,462)        (126,037)         (21,559)        (111,080)

  Dividends declared                             --               --               --               --

Change in unrealized gain (loss)
   on securities available-for-sale              --               --               --               --
                                            -------      -----------        -----------    -----------
BALANCE, DECEMBER 31, 1997                       --      $        --               --      $        --
                                            =======      ===========        ===========    ===========
                                                Common Stock             Additional
                                          -------------------------       Paid-in       Accumulated
                                            Shares         Amount         Capital         Deficit
                                          ----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 1994                  143,374     $ 1,075,305     $ 2,411,471     $(3,864,146)

  Net income                                     --              --              --         495,315

  Preferred stock issued                         --              --              --              --

  Exchange of Class B stock (voting)
   for Class A stock (non-voting)                --              --              --              --

  Change in unrealized gain (loss) on
   securities available-for-sale                 --              --              --              --
                                          ---------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1995                  143,374       1,075,305       2,411,471      (3,368,831)

  Net income                                     --              --              --         217,071

  Change in unrealized gain (loss) on
   securities available-for-sale                 --              --              --              --
                                          ---------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1996                  143,374       1,075,305       2,411,471      (3,151,760)

  Net income                                     --              --              --       2,238,721

  Redemption of preferred stock
   at premium                                    --              --              --         (62,359)

  Dividends declared                             --              --              --         (35,843)

  Change in unrealized gain (loss)
   on securities available-for-sale              --              --              --              --
                                          ---------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1997                  143,374     $ 1,075,305     $ 2,411,471     $(1,011,241)
                                          =========     ===========     ===========     ===========
                                         Unrealized
                                        Gain (Loss)
                                        on Securities         Total
                                         Available-       Stockholders'
                                          For-Sale           Equity
                                        -------------    --------------
BALANCE, DECEMBER 31, 1994              $   (40,071)     $  (198,241)

  Net income                                     --          495,315

  Preferred stock issued                         --           17,917

  Exchange of Class B stock (voting)
   for Class A stock (non-voting)                --               --

  Change in unrealized gain (loss) on
   securities available-for-sale             129,825          129,825
                                        -----------      -----------

BALANCE, DECEMBER 31, 1995                   89,754          444,816

  Net income                                     --          217,071

  Change in unrealized gain (loss) on
   securities available-for-sale             (90,826)         (90,826)
                                        -----------      -----------

BALANCE, DECEMBER 31, 1996                   (1,072)         571,061

  Net income                                     --        2,238,721

  Redemption of preferred stock
   at premium                                    --         (299,476)

  Dividends declared                             --          (35,843)

  Change in unrealized gain (loss)
   on securities available-for-sale          38,563           38,563
                                        -----------      -----------
BALANCE, DECEMBER 31, 1997              $    37,491      $ 2,513,026
                                        ===========      ===========






The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                             BATON ROUGE, LOUISIANA
                                                                     PAGE 1 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   1997             1996             1995
                                                               -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $ 2,238,721      $   217,071      $   495,315
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation                                                   121,111          119,589          114,029
    Provision for loan losses                                      (14,500)         (15,000)         (23,106)
    Deferred income tax expense (benefit)                          131,215          113,192         (331,126)
    Extraordinary item                                          (1,922,752)              --               --
    Net amortization on investment premium\discounts                43,422           (4,708)          36,180
    Write down of other real estate                                     --               --           46,128
    Stock dividends received                                       (12,100)         (11,500)         (11,400)
    Net gain on sale of other real estate                               --          (24,204)          (9,308)
    Net investment securities gains                                (15,046)          (4,293)              --
    (Increase) decrease in accrued income and other assets         119,115             (894)         107,522
    (Decrease) in accrued expenses and other liabilities           (33,019)         (56,150)      (1,495,570)
                                                               -----------      -----------      -----------

     Net cash provided by (used in) operating activities           656,167          333,103       (1,071,336)
                                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales/maturities/principal
    paydowns of investment securities:
    Held-to-maturity                                                    --               --        5,200,201
    Available-for-sale                                           9,937,654        9,044,870               --
 Purchase of investment securities
    Held-to-maturity                                                    --               --       (3,423,951)
    Available-for-sale                                          (4,497,700)      (8,413,250)              --
 Net change in:
    Interest-bearing deposits with banks                         1,090,571       (1,288,571)         392,000
    Federal funds sold                                          (1,125,000)       1,825,000       (1,125,000)
    Loans                                                       (5,604,855)      (2,077,466)      (2,854,106)
 Purchase of equipment and building improvements                  (136,376)         (79,595)        (151,058)
 Proceeds from sale of other real estate                                --          195,281          374,000
                                                               -----------      -----------      -----------

     Net cash used in investing activities                        (335,706)        (793,731)      (1,587,914)
                                                               -----------      -----------      -----------



The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 2 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                 1997             1996             1995
                                                             -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in non-interest-bearing
  demand,savings, and NOW accounts                           $  (236,777)     $   597,048      $  (698,095)
 Net increase (decrease) in time deposits                      1,104,855          647,849         (451,547)
 Payments on bank notes payable                               (2,935,000)        (700,524)      (2,076,117)
 Proceeds of issuance of notes payable                                --               --        3,800,524
 Net advances (repayments) on FHLB line of credit               (110,453)        (102,490)       1,156,198
 Net changes in federal funds purchased and
 securities sold - repurchase agreement                         (459,431)         700,000               --
 Redemption of preferred stock                                  (299,476)              --           17,917
 Settlement proceeds                                           2,217,705               --               --
                                                             -----------      -----------      -----------

     Net cash provided by (used in) financing activities        (718,577)       1,141,883        1,748,880
                                                             -----------      -----------      -----------

 Net increase (decrease) in cash and due from banks             (398,116)         681,255         (910,370)

 Cash and due from banks - beginning of year                   2,406,805        1,725,550        2,635,920
                                                             -----------      -----------      -----------

 Cash and due from banks - end of year                       $ 2,008,689      $ 2,406,805      $ 1,725,550
                                                             ===========      ===========      ===========


Supplemental disclosures of cash flow information:

     Cash paid during the year for:

      Interest                                               $ 1,409,434      $ 1,361,830      $ 1,506,382
                                                             ===========      ===========      ===========

      Income taxes                                           $        --      $        --      $        --
                                                             ===========      ===========      ===========

     Non-cash investing and financing activities:

      Stock dividends - FHLB                                 $    12,100      $    11,500      $    11,400
                                                             ===========      ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     Great Guaranty Bancshares (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Guaranty Bank and Trust (the Bank). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in Pointe Coupee Parish, Louisiana, and the surrounding area. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation.


     The accounting and reporting policies of Great Guaranty Bancshares, Inc. and Subsidiary conform to generally accepted accounting principles and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

          Basis of Presentation

          The consolidated financial statements include the accounts of Bancshares and its wholly-owned subsidiary, Guaranty Bank & Trust Company (the Bank). The Bank operates and extends credit primarily in and around Pointe Coupee Parish, Louisiana. All significant intercompany accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not assets of the Bank and, accordingly, are not included in the accompanying consolidated financial statements.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

          The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

          The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          Use of Estimates  (continued)

          While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

          Investment in Debt Securities

          The Bank's investments in debt securities are classified into two categories and accounted for as follows:

          o Securities to be Held-to-Maturity. Consists of bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity. These securities are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

          o Securities Available-for-Sale. Consists of bonds, notes and debentures that are available to meet the Bank's operating needs. These securities are reported at fair value as determined by quoted market prices.

          Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

          Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized.

          Realized gains and losses on the sale of securities are determined using the specific-identification method.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)


          Loans Receivable

          Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

          The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

          The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

          Foreclosed Real Estate

          Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the loan value or fair value at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses of the real estate and changes in the valuation allowance are included in loss on foreclosed real estate.

          Bank premises and equipment

          Bank premises and equipment are stated at cost less accumulated depreciation which is computed using either straight-line or accelerated methods over the estimated useful lives of the assets, which range from three to 30 years.

          Income Taxes

          Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)


          Earnings per share

          Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Preferred stock dividends and premiums paid for redemptions of preferred stock are deducted from net income in performing the calculation.

          Cash and cash equivalents

          For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."

          Off-Balance Sheet Financial Instruments

          In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting primarily of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

          Fair Values of Financial Instruments

          Statement of Financial Accounting Standards (SFAS) 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancshares.

          The following methods and assumptions were used by Bancshares in estimating its fair value disclosures for financial instruments:

               Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair values.

               Interest-bearing deposits in other banks - Fair values for interest-bearing deposits in other banks are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

               Investment Securities - Fair values for investment securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)


          Fair Values of Financial Instruments  (continued)

               Loans Receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

               Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

               Short-term borrowings - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

               Long-term debt - The fair values of the Company's long-term debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

               Accrued interest - The carrying amount of accrued interest payable approximates fair value.

               Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

          Reclassification

          Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the current year presentation.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES

                                                       December 31, 1997
                                 ----------------------------------------------------------------
                                                     Gross              Gross
                                   Amortized       Unrealized        Unrealized           Fair
                                     Cost            Gains              Losses            Value
                                 ------------      ------------     ------------      ------------
Available-for-Sale
------------------

U.S. Treasury & U. S. Agency     $  4,000,000      $    21,720      $         --      $  4,021,720
Mortgage-backed securities          8,343,883           79,460           (44,376)        8,378,967
Agency for International
  Development bonds                 1,876,949               --                --         1,876,949
                                 ------------      ------------     ------------      ------------

                                 $ 14,220,832      $    101,180     $    (44,376)     $ 14,277,636
                                 ============      ============     ============      ============

Restricted Investments in
-------------------------
  Equity Securities
  -----------------

Stock in Federal Home
  Loan Bank, at cost             $    214,200      $         --     $         --      $    214,200
                                 ============      ============     ============      ============

                                                       December 31, 1997
                                 ----------------------------------------------------------------
                                                     Gross              Gross
                                   Amortized       Unrealized        Unrealized           Fair
                                     Cost            Gains              Losses            Value
                                 ------------      ------------     ------------      ------------
 Available-for-Sale
 ------------------

U.S. Treasury & U. S. Agency     $  8,200,023     $     31,059      $         --     $   8,231,082
Mortgage-backed securities          9,660,253           15,765           (48,448)        9,627,570
Agency for International
  Development bonds                 1,902,359               --                --         1,902,359
                                 ------------     ------------      ------------      ------------

                                 $ 19,762,635     $     46,824      ($    48,448)     $ 19,761,011
                                 ============     ============      ============      ============
Restricted Investments in
-------------------------
  Equity Securities
  -----------------

Stock in Federal Home
  Loan Bank, at cost             $    202,100     $         --      $         --      $    202,100
                                 ============     ============      ============      ============

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES  (continued)


     Gross realized gains and losses on sales of available-for-sale securities were as follows:

                                                            Gains    Losses
                                                           -------   -------
1997                                                       $18,863   $ 3,823
1996                                                         4,295        --
1995                                                            --        --

     Investments in restricted equity securities consist of stock of the Federal Home Loan Bank. These investments' fair values are based on the recoverability of their par value. The Bank is required to maintain an investment balance in FHLB equal to 5% of its outstanding advances with the Federal Home Loan Bank (see Note 6). These investments are pledged as collateral against borrowings from the FHLB.

     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Securities Available-for-Sale
                                          -----------------------------
                                             Amortized         Fair
                                               Cost           Value
                                          -------------    ------------
Due in one year or less                     $ 1,603,223    $ 1,603,347
Due from one year to five years               3,777,101      3,808,641
Due from five years to ten years                     --             --
Due after ten years                           8,840,508      8,865,648
                                            -----------    -----------

                                            $14,220,832    $14,277,636
                                            ===========    ===========

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     Investment securities with an approximate cost of $1,000,000 and $2,440,000 and an approximate fair value of $1,000,000 and $2,428,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.    LOANS

      The components of loans in the statements of condition at December 31 were as follows:

                                                           (In Thousands)
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
Commercial                                             $    939      $  1,065
Commercial real estate                                    2,461         2,345
Residential real estate                                  13,627         9,572
Consumer                                                  3,219         2,731
Agricultural                                              2,435         1,366
Less: Allowance for loan losses                            (238)         (255)
                                                       --------      --------

                                                       $ 22,443      $ 16,824
                                                       ========      ========

An analysis of the change in the allowance for loan losses follows:

                                         1997           1996           1995
                                       ---------      ---------      ---------
Balance, beginning of year             $ 254,819      $ 261,601      $ 279,961
Loans charged off                         (3,613)            --         (5,802)
Recoveries                                 1,665          8,218         20,548
Provision (credit) for loan losses       (14,500)       (15,000)       (23,106)
                                       ---------      ---------      ---------

Balance, end of year                   $ 238,371      $ 254,819      $ 261,601
                                       =========      =========      =========


     The Company had impaired loans of $23,437 at December 31, 1997. In conformity with FASB Statement 114, as amended by FASB Statement 118, no loss has been recognized on these loans due to collateral values exceeding the loan balances. There were no impaired loans or properties acquired through foreclosures at December 31, 1996.

4.   TIME DEPOSITS

     At December 31, 1997, the scheduled maturities of time deposits are as follows: (in thousands)

Within 3 months or less                                $ 5,032
Over 3 months through 12 months                          9,861
Over 1 year through 5 years                              1,920
Over 5 years                                                --
                                                       -------
                                                       $16,813
                                                       =======

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   PROPERTIES AND EQUIPMENT


     Components of properties and equipment included in the statements of condition at December 31, 1997 and 1996 were as follows:

                                                 1997          1996
                                            -----------    -----------
      Cost:
         Land                               $   276,990    $   276,990
         Bank premises                        1,278,978      1,278,978
         Furniture and equipment                655,012        518,636
                                            -----------    -----------
      Total cost                              2,210,980      2,074,604
      Less:  accumulated depreciation        (1,530,861)    (1,409,750)
                                            -----------    -----------
         Net book value                     $   680,119    $   664,854
                                            ===========    ===========

     Depreciation expense amounted to $121,111, $119,589 and $114,029 for the years ended December 31, 1997, 1996, and 1995, respectively.

6.   NOTES PAYABLE

     Long-Term Debt

     The Bank periodically borrows funds from the Federal Home Loan Bank under an Advances, Collateral Pledge and Security Agreement dated April 20, 1994. Under this agreement, the Bank is eligible to receive advances up to a maximum amount, based on the value of collateral pledged as determined by FHLB guidelines. Each advance has a fixed rate, determined as of the date of the advance and a repayment term of 113-132 months. All advances are secured by a blanket floating lien on all of the Bank's 1-4 single family first mortgage loans, Federal Home Loan Bank stock and deposits with the Federal Home Loan Bank. The carrying amounts and assigned values of collateral pledged under this agreement are as follows:


                                                           December 31, 1997
                                                       ---------------------------
                                                        Carrying       Assigned
                                                         Amount           Value
                                                       -----------     -----------
 FHLB stock                                            $   214,200     $   214,200
 Deposits with FHLB                                         72,140          72,140
 1-4 single family first mortgage loans                 13,484,238       4,719,483
                                                       -----------     -----------

                                                       $13,770,578     $ 5,005,823
                                                       ===========     ===========

Maximum advances available (value divided by 110%)                     $ 4,550,748
Advances outstanding                                                    (1,174,252)
                                                                       -----------
Advances available and unused                                          $ 3,376,496
                                                                       ===========

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTES PAYABLE  (continued)

     Advances outstanding under this agreement totalled $1,276,531 at December 31, 1996.

     Scheduled future principal payments of advances outstanding as of December 31, 1997 are as follows:

      1998                               $   125,743
      1999                                   127,463
      2000                                   137,370
      2001                                   148,052
      2002                                   159,568
      Thereafter                             476,056
                                         -----------
                                         $ 1,174,252
                                         ===========



     The weighted average interest rate of all advances outstanding as of December 31, 1997 was 7.5%. Interest expense on these advances amounted to $91,786, $99,793 and $86,808 for 1997, 1996 and 1995, respectively.

     Demand Notes Payable

     The Company owes a note payable to a bank in the principal amount of $165,000 at December 31, 1997, which is due on demand and bears interest at the Chase Manhattan Prime rate plus 1%. The interest rate on the note in effect at December 31, 1997 was 9.5%. Under the terms of this note, if no demand is made, the note is payable in full on March 31, 1998. Interest is payable upon maturity. This loan is secured, by a pledge of 100% of the Subsidiary Bank's common stock. As of December 31, 1996, the Company owed $2,900,000 under a similar borrowing arrangement with this bank, along with a note payable to an individual of $200,000.

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INCOME TAXES

     The Company and the subsidiary Bank file a consolidated income tax return. The reasons for the differences between the statutory federal income tax rates and the effective tax rates applied to income before income taxes and extraordinary item are summarized as follows:

                                    1997             %         1996           %           1995           %
                                  ---------         ----     ---------       ----       ---------     ------
Tax based on statutory rate       $ 152,043         34.0%    $ 112,289       34.0%      $  55,824       34.0%
Tax exempt interest                      --         --            (485)       (.1)         (1,943)      (1.2)
Effect of tax brackets                   --         --              --         --          (9,763)      (5.9)
Change in valuation allowance            --         --              --         --        (375,244)    (228.6)
Other                               (20,828)        (4.7)        1,388         .4              --         --
                                  ---------         ----     ---------       ----       ---------     ------
                                  $ 131,215         29.3%    $ 113,192       34.3%      $(331,126)    (201.7%)
                                  =========         ====     =========       ====       =========     ======

     In accordance with Statement of Financial Accounting Standards No. 109, deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) which are included in other assets (net) on the accompanying statements of condition are comprised of the following at December 31, 1997 and 1996:

                                                        1997            1996
                                                      ---------      ---------
Unrealized investment gains - available-for-sale      ($ 19,314)     $      --
Stock dividends received on investments                 (12,988)        (8,874)
Allowance for loan losses                              (205,107)      (200,048)
                                                      ---------      ---------
Gross deferred tax liability                           (237,409)      (208,922)
                                                      ---------      ---------

Unrealized investment losses - available-for-sale            --            552
Net operating loss carryforward                         228,487        662,016
Depreciation on premises and equipment                    4,111          8,650
Business credit carryforwards and other                  36,009          9,379
                                                      ---------      ---------
Gross deferred tax asset                                268,607        680,597
Valuation allowance                                          --             --
                                                      ---------      ---------
                                                        268,607        680,597

                                                      ---------      ---------
Net deferred tax asset                                $  31,198      $ 471,675
                                                      =========      =========

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INCOME TAXES  (continued)

     The consolidated provision for income taxes is summarized as follows:


                                      1997         1996            1995
                                   ---------     ---------      ---------
Taxes payable currently            $   5,557     $      --      $      --
Deferred tax expense (benefit)       125,658       113,192       (331,126)
                                   ---------     ---------      ---------

                                   $ 131,215     $ 113,192      $(331,126)
                                   =========     =========      =========

     At December 31, 1997, the Company has available net operating loss carryforwards of approximately $670,000 which begin to expire in 2002.

8.   RELATED PARTIES

     Certain officers and directors, and companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank in the aggregate amounts of $1,379,818 and $763,650 at December 31, 1997 and 1996, respectively. During 1997 and 1996, $1,709,609 and $593,568 of new
     loans were made, and loan repayments totaled $1,093,441 and $584,196, respectively.

9.   CONTINGENCIES AND COMMITMENTS

     The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are further described in Note 15 - Financial Instruments.

     The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company.

 10. EXTRAORDINARY GAIN

     For the past several years, the Company has been a plaintiff in an action seeking declaration of the amount, if any, due under promissory notes held by a defendant creditor comprised of a group of individuals, including stockholders of the Company. These notes evidenced advances originally made to Great Guaranty Bancshares in 1987-88. In its reconventional demand, the defendant sought judgment on the notes and, in the alternative, 90% of the capital stock of the holding company in exchange for cancellation of the notes. After trial on the merits in August 1994, the defendant's alternative demand for delivery of holding company stock in exchange for cancellation of indebtedness was denied, but judgment for approximately $3.6 million was awarded against the holding company on the notes. The trial court's judgment was appealed by both parties.

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    EXTRAORDINARY GAIN  (continued)

       In 1995 the Company delivered to the defendants the judgment amount, with reservation of all rights on appeal. In December 1996, the appellate court modified the trial court's judgment and reduced the amount due to the defendant to approximately $1.8 million.

       In April 1997, the Supreme Court of Louisiana reviewed the appellate court's ruling and re-affirmed.

       The extraordinary gain recognized in the accompanying statement of income results from the forgiveness of the debt equal to the unpaid principal amount of the original notes payable plus accrued interest, less the amount ultimately declared as payable to the holders of the notes. Also included in the extraordinary gain is related interest income on the excess of the delivery amount over the ultimate amount due to the defendant plus related court costs.

       The gain is tax effected to the extent of taxable amounts. Some of the gain was applied retroactively, thereby utilizing tax benefits of previous years that had previously expired. The tax effect of $294,953 consists of amortization of deferred tax assets representing net operating losses carried forward.

11.    SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

       All of the Bank's loans and commitments have been granted to customers in the Bank's market area and the concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commitments to extend credit were granted primarily to agricultural and commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector.

12.    REGULATORY MATTERS

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  REGULATORY MATTERS  (continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     In addition to these minimum capital levels which are standard for all banks under the authority of the FDIC, the Bank is required to maintain a minimum Tier I to Average Assets ratio of 6% (rising to 7% in 1999). This higher standard is required as a condition to the FDIC and the Louisiana Office of Financial Institution granting permission for a dividend to the holding company of $1,521,865 in 1997. However, year-end audit adjustments to amortize deferred tax assets caused the Bank to fall below the 6% Tier 1 capital level. Management has discussed this matter with the FDIC and the Louisiana Office of Financial institution and believes the Bank will come to compliance in early 1998.

     As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts (in thousands) and ratios as of December 31, 1997 and 1996 are also presented in the table.

                                                                          To Be Well
                                                                       Capitalized Under
                                                      For Capital      Prompt Corrective
                              Actual              Adequacy Purposes:   Action Provisions:
                              ------------------  -----------------    ------------------
                              Amount       Ratio   Amount     Ratio     Amount    Ratio
                              ------------------  -----------------    -------------------
As of December 31, 1997:
Total Capital
(to Risk Weighted Assets)     $2,689       13.3%   $1,617     >8.0%     $2,021     >10.0%
                                                              -                    -
Tier I Capital
(to Risk Weighted Assets)      2,451       12.1%      808     >4.0%      1,213     > 6.0%
                                                              -                    -
Tier I Capital
(to Average Assets)            2,451        5.8%    1,678     >4.0%      2,098     > 5.0%
                                                              -                    -
As of December 31, 1996:
Total Capital
(to Risk Weighted Assets)      3,701       19.2%    1,543     >8.0%      1,928     >10.0%
                                                              -                    -
Tier I Capital
(to Risk Weighted Assets)      3,460       17.9%      771     >4.0%      1,157     >6.0%
                                                              -                    -
Tier I Capital
(to Average Assets)            3,460        8.4%    1,655     >4.0%      2,068     >5.0%
                                                              -                    -

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    RESTRICTIONS ON DIVIDENDS


       The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount that the Bank may declare in any one year is equal to one-half of the current year's earnings, exclusive of non-recurring items. At December 31, 1997, there is no amount available for dividends.

14.    EMPLOYEE BENEFITS

       The Bank maintains a 401(k) plan for its employees, which allows them to make contributions to the plan with pre-tax salary reductions. The Bank matches contributions dollar for dollar up to three percent of employees' gross salary. Contributions to the plan were $23,809, $22,831 and $10,348 for 1997, 1996, and 1995, respectively.

15.    FINANCIAL INSTRUMENTS

       The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Bank does not require collateral or other security to support financial instruments with credit risk.

       Commitments to Extend Credit and Financial Guarantees. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 90 percent of loan commitments are drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

       The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 1997 or 1996.

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.  FINANCIAL INSTRUMENTS  (continued)


     The estimated fair values of the Company's financial instruments were as follows:

                                           December 31, 1997      December 31, 1996
                                           ------------------     -------------------
                                           Carrying    Fair        Carrying     Fair
                                            Amount    Value         Amount      Value
                                           ------------------     -------------------
                                              (in thousands)        (in thousands)
Financial assets:
     Cash and due from banks,
        interest-bearing deposits with
        banks, and federal funds sold      $ 3,332     $ 3,332     $ 3,695     $ 3,695
     Securities available-for-sale          14,278      14,278      19,761      19,761
     Restricted equity securities              214         214         202         202
     Loans receivable                       22,443      22,791      16,824      16,564
     Accrued interest receivable               329         329         356         356

Financial liabilities:
     Deposit liabilities                    37,102      37,165      36,234      36,265
     Short-term borrowings                     241         241         700         700
     Long-term debt                          1,174       1,281       1,285       1,345
     Bank note payable                          --          --       2,900       2,900

Off-balance sheet instruments:
     Commitments to extend credit               --          --          --          --
     Credit card arrangements                   --          --          --          --

      A summary of the Bank's commitments and contingent liabilities at December 31, 1997, is as follows:

                                                           Notional
                                                             Amount
                                                           ----------
Commitments to extend credit                               $2,238,671
Credit card arrangements                                      304,915

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.   BANK ONLY STATEMENTS OF  FINANCIAL CONDITION


                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996


                                  A S S E T S

                                                    1997           1996
                                                -----------     -----------
Cash and due from banks                         $ 2,008,689     $ 2,406,805
Interest-bearing deposits with banks                198,000       1,288,571
Federal funds sold                                1,125,000              --
Investment securities - available-for-sale       14,277,636      19,761,011
Restricted investments in equity securities         214,200         202,100
Loans, net of allowance for loan losses          22,443,067      16,823,712
Properties and equipment, net                       680,119         664,854
Accrued interest receivable                         329,130         355,583
Other assets                                         59,543         279,644
                                                -----------     -----------

TOTAL ASSETS                                    $41,335,384     $41,782,280
                                                ===========     ===========


                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.   BANK ONLY STATEMENTS FINANCIAL OF CONDITION  (continued)


                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996




  L I A B I L I T I E S     A N D     S T O C K H O L D E R 'S     E Q U I T Y

                                                         1997          1996
                                                      -----------     -----------
L I A B I L I T I E S
     Demand deposits                                  $ 6,777,740     $ 6,307,152
     NOW deposits                                       5,388,446       5,053,484
     Savings deposits                                   8,165,704       9,168,044
     Time deposits, $100,000 and over                   1,799,852       1,168,073
     Other time deposits                               15,012,896      14,539,820
                                                      -----------     -----------
        Total deposits                                 37,144,638      36,236,573

     Notes payable                                      1,174,252       1,276,531
     Accrued expenses and other liabilities               287,365         110,111
     Federal funds purchased and securities sold
        under agreements to repurchase                    240,659         700,000
                                                      -----------     -----------
        Total liabilities                              38,846,914      38,323,215
                                                      -----------     -----------

COMMITMENTS AND CONTINGENT LIABILITIES                         --              --
                                                      -----------     -----------

STOCKHOLDER'S EQUITY
     Common stock - $7.50 par value
        Authorized - 200,000 shares; issued
        and outstanding - 96,242 shares                   721,815         721,815
     Additional paid-in capital                         4,965,350       4,958,601
     Accumulated deficit                               (3,236,186)     (2,220,279)
     Net unrealized gain (loss) on securities
        available for sale, net of tax of $19,314
        and ($552), respectively                           37,491          (1,072)
                                                      -----------     -----------
        Total stockholder's equity                      2,488,470       3,459,065
                                                      -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $41,335,384     $41,782,280
                                                      ===========     ===========

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  17.   PARENT ONLY FINANCIAL STATEMENTS


                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996

                                                                         1997              1996
                                                                     -----------      -----------
                                  A S S E T S
                                  -----------
Cash in subsidiary bank                                              $    42,406      $     2,421
Investment in subsidiary                                               2,488,470        3,459,065
Dividends receivable                                                          --               --
Deferred tax asset                                                       186,260          395,185
                                                                     -----------      -----------

    Total Assets                                                     $ 2,717,136      $ 3,856,671
                                                                     ===========      ===========


Accrued interest payable                                             $     3,267      $    58,476
Due to subsidiary bank                                                        --          127,134
Notes payable                                                            165,000        3,100,000
Accrued dividends payable                                                 35,843               --
                                                                     -----------      -----------
    Total Liabilities                                                    204,110        3,285,610
                                                                     -----------      -----------

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
----------------------------------------------------------------------

Preferred stock - Series A, no par; 500,000 shares authorized;
    -0-  and  24,462 shares issued and outstanding, respectively              --          126,037
Preferred stock - Series B, no par; 2,000,000 shares authorized;
    -0- and 21,559 shares issued and outstanding, respectively                --          111,080
Common stock - $7.50 par value; 500,000 shares
    authorized; 143,374 shares issued and outstanding                  1,075,305        1,075,305
Additional paid-in capital                                             2,411,471        2,411,471
Accumulated deficit                                                   (1,011,241)      (3,151,760)
Net unrealized gain (loss) on securities AFS                              37,491           (1,072)
                                                                     -----------      -----------
    Total Stockholders' Equity                                         2,513,026          571,061
                                                                     -----------      -----------

    Total Liabilities and Stockholders' Equity                       $ 2,717,136      $ 3,856,671
                                                                     ===========      ===========

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.        PARENT ONLY FINANCIAL STATEMENTS  (continued)

                         CONDENSED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                         Years ended December 31,
                                               ---------------------------------------------
                                                  1997             1996             1995
                                               -----------      -----------      -----------
INCOME
------
   Dividends received from Subsidiary Bank     $ 1,521,865      $   990,694      $   350,639
                                               -----------      -----------      -----------
EXPENSES
--------
   Interest expense                                174,679          296,488          224,249
   Legal fees                                       82,721           92,230          300,534
   Other expenses                                   25,365              572           28,889
                                               -----------      -----------      -----------
                                                   282,765          389,290          553,672
                                               -----------      -----------      -----------
INCOME (LOSS) BEFORE EQUITY IN
------------------------------
   UNDISTRIBUTED EARNINGS
   ----------------------
   OF SUBSIDIARY                                 1,239,100          601,404         (203,033)
   -------------                               -----------      -----------      -----------

   Equity in undistributed earnings
       of subsidiary                            (1,015,908)         (16,692)         509,003
                                               -----------      -----------      -----------

   INCOME BEFORE TAXES AND
   -----------------------
      EXTRAORDINARY GAIN                          223,192           84,712          305,970
      ------------------                       -----------      ----------       ----------

   Income tax expense (benefit)                    (92,777)        (132,359)        (189,345)
                                               -----------      -----------      -----------

   INCOME BEFORE EXTRAORDINARY
   ---------------------------
       GAIN                                        315,969          217,071          495,315
       ----                                    -----------      -----------      -----------

   EXTRAORDINARY GAIN
   ------------------
       (Net of income tax)                       1,922,752               --               --
                                               -----------      -----------      -----------

NET INCOME                                     $ 2,238,721      $   217,071      $   495,315
----------                                     ===========      ===========      ===========

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   PARENT ONLY FINANCIAL STATEMENTS  (continued)


                       CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                Years ended December 31,
                                                                     ---------------------------------------------
                                                                         1997            1996              1995
                                                                     -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 2,238,721      $   217,071      $   495,315
  Adjustments to reconcile net
     income  to cash (used in) provided
     by operating activities:
       Extraordinary item                                             (1,922,752)              --               --
       Equity in undistributed earnings
         of subsidiary                                                 1,015,908          516,692         (509,003)
       Changes in operating assets and liabilities:
          Dividends receivable                                                --          114,000               --
          Accrued interest payable                                       (55,210)         (21,220)      (1,532,722)
       Income tax benefit derived from tax
          loss generated                                                 (92,777)        (132,359)        (189,345)
                                                                     -----------      -----------      -----------

     Cash (used in) provided by operating activities                   1,183,890          694,184       (1,735,755)
                                                                     -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                     --               --        3,800,524
  Principal payments on notes payable                                 (2,935,000)        (700,524)      (2,076,117)
  Proceeds from issuance of preferred stock                                   --               --           17,917
  Redemption of preferred stock                                         (299,476)              --               --
  Settlement received                                                  2,217,705               --               --
  Payments on amounts due subsidiary                                    (127,134)              --               --
                                                                     -----------      -----------      -----------
     Cash (used in) provided by financing activities                  (1,143,905)        (700,524)       1,742,324
                                                                     -----------      -----------      -----------

Net increase (decrease) in cash                                           39,985           (6,340)           6,569

Cash - beginning of year                                                   2,421            8,761            2,192
                                                                     -----------      -----------      -----------

Cash - end of year                                                   $    42,406      $     2,421      $     8,761
                                                                     ===========      ===========      ===========

Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                        $   229,889      $   317,707      $ 1,677,364
                                                                     ===========      ===========      ===========
     Income taxes                                                    $        --      $        --      $        --
                                                                     ===========      ===========      ===========

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in nor disagreement with the independent accountants of Bancshares or Guaranty Bank during the two most recent fiscal years.

PART III

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

         The directors of Bancshares are as follows:

         Joseph L. Dabadie, Jr., age 71, has been a director since 1993. Mr. Dabadie retired from the U.S. Army in 1988 with the rank of Brigadier General, and since his retirement has worked as a safety director for Reliable Production, Inc.

         Craig A. Major, age 50, has been a director since 1993. Mr. Major has been a cattle rancher for over twenty- five years and is the owner and operator of Bar "M" Ranch and has also been the owner and operator of Major's Truck Stop since 1991.

         H.T. Olinde, Jr., age 70, was a founder of Guaranty Bank in 1957 and serves as Chairman of the Board. Mr. Olinde served as a director from 1957 until his resignation in 1984 and was re-elected director in 1993. Mr. Olinde is a shareholder and executive officer of B. Olinde & Sons, Inc., which owns and operates retail furniture stores, a wholesale beer distributorship, and various property interests.
         J. Layne Orillion, age 50, has been a director since 1993. Mr. Orillion is President and owner of Lo-Vac, Inc., which he founded in 1982.

         F. Gregory Roy, age 46, has been a director since 1993. Mr. Roy has been a 50% owner of P & G Farms, Inc. and has been in farming since 1978.

         Each director has been elected without specific term to serve until his successor is duly qualified and elected.

         The foregoing directors of Bancshares are also directors of Guaranty Bank. Additional directors of Guaranty Bank are Daniel R. Domingue, Jr. and Larry J. Roberts; see discussion of "Executive Officers" below.

EXECUTIVE OFFICERS

         The executive officers of Guaranty Bank are as follows:

         Beverly B. David, age 54 is a Vice-President and head of bank operations and has served in that capacity since 1989. Mrs. David also serves as the bank's Cashier and Security Officer.

         Daniel R. Domingue, Jr., age 53, has served as the Bank's President and Chief Executive Officer and as a director of Guaranty Bank since 1994. Prior to joining Guaranty Bank, Mr. Domingue served for five years as President/CEO of Bank of Lafayette. Mr. Domingue has been in banking for over twenty-four years.

         R. Keith Miller, age 47, served during 1997 as Executive Vice President and as the Bank's Senior Lending Officer. Prior thereto Mr. Miller had been an executive officer since joining Guaranty Bank in 1982. Mr. Miller resigned from Guaranty Bank, effective February 23, 1998.

         J. Wade O'Neal, age 41, has been employed by Guaranty Bank for eighteen years and has, since 1989, served as Vice-President and head of Loan Administration. Mr. O'Neal also serves as the Bank's Compliance Officer.

         Larry J. Roberts, age 58, serves as Senior Vice-President and Chief Financial Officer and has been employed by Guaranty Bank for twenty-six years. Mr. Roberts also serves as Secretary to the Board of Guaranty Bank and as Treasurer of Bancshares. Mr. Roberts has recently announced his intention to retire from Guaranty Bank, effective April 17, 1998.

                             EXECUTIVE COMPENSATION

         Daniel R. Domingue, Jr. serves as the authorized representative of Bancshares and as President and Chief Executive Officer of Guaranty Bank, for which he received aggregate cash compensation during the three years ended December 31, 1997 as set forth in the cash compensation table below. No executive officer or employee of Bancshares or Guaranty Bank earned aggregate compensation during any of the three years ended December 31, 1997 exceeding $100,000, except Daniel R. Domingue, Jr. in 1997.

  Name of Individual and Position   Year       Salary      Bonus       Other
 -------------------------------     ----     -------      -----       -----
 Daniel R. Domingue, Jr.,            1995     $75,000     $ 7,500    $  7,125(1)
 Guaranty Bank President and CEO     1996      75,000      15,000       8,250(1)
                                     1997      75,000      15,000      10,990(1)

----------------
 (1) Includes living allowance at $500 per month, Bank's 401(k) matching contribution and incentive and vacation pay.

         401(k) Plan. Under Guaranty Bank's 401(k) Plan, officers and employees of the Bank may make contributions to the Plan with pre-tax salary reductions. The Bank matches contributions up to three (3%) percent of the contributing employee's gross salary.


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of February 28, 1998, the following persons were known by Bancshares to be the beneficial owners of more than five (5%) percent of the outstanding shares of voting securities of Bancshares:

 Name of Beneficial Owner     Shares Beneficially Owned       Percent of Class
 ------------------------     -------------------------       ----------------
  H.T. Olinde, Jr.(1)                    12,488                    8.71%

--------------------
(1) Includes shares voted by Mr. Olinde but owned by Brown Brokerage Co. (369 shares) and B. Olinde & Sons (3,036 shares).

SECURITY OWNERSHIP OF MANAGEMENT

         The following table indicates the beneficial ownership as of February 28, 1998, of Bancshares voting securities by (i) each director of Bancshares,
(ii) the chief executive officer of Guaranty Bank, and (iii) all directors and executive officers of Bancshares and Guaranty Bank as a group:

 Name and Position                             Shares Beneficially Owned       Percent of Class
 -----------------                             -------------------------       ----------------
 Joseph L. Dabadie, Jr., Director                          606                          *
 Craig A. Major, Director                                  436                          *
 H.T. Olinde, Jr., Director                             12,488                        8.71%
 J. Lane Orillion, Director                                150                           *
 F. Gregory Roy, Director                                  348                           *
 Daniel R. Domingue, Jr., Chief Executive                  312                           *
   Officer of Guaranty Bank
 Directors and Executive Officers                       14,806                       10.03%
  as a group (9 persons)

--------------------
*less than 1.0%


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Various directors and executive officers of Guaranty Bank and Bancshares, and their respective family members and affiliated firms were customers of and have had transactions with the Bank during the past two years in the ordinary course of business. Similar transactions may be expected to take place in the ordinary course of business in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, in the opinion of management, involve more than normal risks of collectibility or present other unfavorable features.

         Since the beginning of 1996, no transaction between Guaranty Bank or Bancshares and any executive officer, director or holder of more than 5% of the capital stock of Bancshares has involved an amount in excess of $60,000 except as indicated below, for which transactions the following information is provided: (i) name of the person; (ii) relationship to Bancshares/Guaranty Bank; (iii) nature of the transaction and (iv) the amount involved in the transaction.

         (i) Craig A. Major; (ii) director of Bancshares; (iii) personal loans to or endorsed by Mr. Major (iv) a total of $50,000 outstanding at December 31, 1997, with $20,000 in available commitments.


         (i) F. Gregory Roy; (ii) director of Bancshares; (iii) loans and line of credit commitments to Mr. Roy and affiliated entities; (iv) at total of $399,527.74 outstanding at December 31, 1997, with $234,000.00 in available commitments.

                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:
         (3)     (i)      Articles of Incorporation. See Exhibit 2.1 to Form
                          10-SB filed by Great Guaranty Bancshares, Inc. April
                          30, 1997, as amended by Amendment No. 1 filed July 1,
                          1997, which exhibit is incorporated herein by reference.

                 (ii) Bylaws. See Exhibit 2.1 to Form 10-SB filed by Great Guaranty Bancshares, Inc. April 30, 1997, as amended by Amendment No. 1 filed July 1, 1997, which exhibit is incorporated herein by reference.

         (4) Instrument defining the rights of Security Holders, Including Indentures. See Exhibit 3.1 (Form of Stock Certificate for Common Stock), Exhibit 3.2 (Stock Redemption Agreement) and
                 Exhibit 3.3 (Written Agreement with Federal Reserve Board) to Form 10-SB filed by Great Guaranty Bancshares, Inc. April 30, 1997, as amended by Amendment No. 1 filed July 1, 1997, which exhibits are incorporated herein by reference.

         (21) Subsidiaries of the Small Business Issuer. Great Guaranty Bancshares, Inc. has one wholly owned subsidiary, Guaranty Bank & Trust Company, a state bank organized under the laws of the State of Louisiana.

         (27)    Financial Data Schedule.

REPORTS ON FORM 8-K:

         No reports on form 8-K were filed during the period for which this report is filed.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREAT GUARANTY BANCSHARES, INC.

Dated:  March 31, 1998      By:  s/Daniel R. Domingue, Jr.
                               -------------------------------------------
                                Daniel R. Domingue, Jr.
                                Authorized Representative
                                of Great Guaranty Bancshares, Inc. and
                                President and CEO of Guaranty Bank & Trust
                                Company

                            By:  s/Larry J. Roberts
                               -------------------------------------------
                                Larry J. Roberts
                                Acting Chief Financial Officer
                                of Great Guaranty Bancshares, Inc. and
                                Chief Financial Officer of Guaranty Bank & Trust
                                     Company

                                 EXHIBIT INDEX

         Exhibit 21       Subsidiaries of Great Guaranty Bancshares, Inc.

         Exhibit 27       Financial Data Schedule