Form 10QSB
period 1998-03-31
GREAT GUARANTY BANCSHARES INC
filed 1998-06-11
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    YES    NO  X
               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF APRIL 30, 1998

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                          REFERENCE
                                                                                                          ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheets as of March 31, 1998                                                1

                  Consolidated Statements of Income for the three
                  months ended March 31, 1998 and 1997                                                            2

                  Consolidated Statements of Cash Flows for the three months ended March 31,
                  1998 and 1997                                                                                   3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                     5

                  Material Changes in Financial Condition                                                         5

                  Three Months Ended March 31, 1998 Compared with Three Months Ended
                  March 31, 1997                                                                                  5

                  March 31, 1997 Compared with December 31, 1997                                                  6

                  Loan Loss Provision                                                                             6

                  Income Taxes                                                                                    6

PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                               7

SIGNATURES                                                                                                        7

EXHIBIT INDEX                                                                                                     8

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1998
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                                            $      1,772,366
     Interest-bearing deposits with banks                                                      1,189,000
     Federal Funds Sold                                                                        1,950,000
     Investments securities - available for sale                                              13,221,351
     Restricted investments in equity securities                                                 217,400
     Loans, net of allowance for loan losses of $249,186                                      22,318,269
     Properties and equipment, net                                                               678,086
     Accrued interest receivable                                                                 351,828
     Other Assets                                                                                200,285
                                                                                        ----------------
         TOTAL ASSETS                                                                   $     41,898,585
                                                                                        ================
LIABILITIES AND SHAREHOLDER'S EQUITY
     LIABILITIES

          Demand deposits                                                               $      6,899,924
          NOW accounts                                                                         5,390,078
          Savings deposits                                                                     8,568,684
          Time deposits, $100,000 and over                                                     1,711,253
          Other time deposits                                                                 15,095,770
                                                                                        ----------------

          Total deposits                                                                $     37,665,709

          Notes Payable                                                                        1,310,325
          Accrued expenses and other liabilities                                                 287,157
          Federal Funds Purchased                                                                      0

          Total liabilities                                                             $     39,263,191
                                                                                        ----------------

     SHAREHOLDER'S EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding                                    1,075,305
          Capital surplus                                                                      2,411,471
          Retained deficit                                                                      (901,219)
          Unrealized gain (loss) on securities available for
              sale, net of tax of ($25,763)                                                       49,837
                                                                                        ----------------
          Total shareholders' equity                                                    $      2,635,394

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $     41,898,585
                                                                                        ================

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended Mar. 31,
                                                    1998         1997
                                              ------------------------------

     Interest and fees on loans                   $514,877     $454,833
     Interest on investment securities             228,487      317,739
     Interest on Federal Funds sold                 25,443       12,876
     Interest on Deposits with Banks                 5,498       13,622
                                                  --------     --------

           Total interest income                  $774,305     $799,070
                                                  --------     --------

INTEREST EXPENSE
     Interest on notes payable                      26,030      115,874
     Interest on deposits                          271,316      261,339
                                                  --------     --------
           Total interest expense                 $297,346     $377,213
                                                  --------     --------

NET INTEREST INCOME                               $476,959     $421,857

PROVISION (CREDIT) FOR LOAN LOSSES                  11,000            0
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   $465,959     $421,857
NON INTEREST INCOME
     Service charges on deposit accounts          $ 78,216     $ 70,534
     Other service charges and fees                  3,020        1,936
     Net investment securities gains (losses)            0        9,897
     Other income                                   10,097            0
                                                  --------     --------

                                                  $ 91,333     $ 82,367
                                                  --------     --------
NON INTEREST EXPENSE
     Salaries and employee benefits               $215,849     $216,188
     Occupancy expense                              54,524       54,842
     Data processing                                46,330       35,368
     Legal fees                                      2,050        5,600
     Other expense                                  71,839       93,583
                                                  --------     --------
                                                  $390,592     $405,581
                                                  --------     --------

INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                      $166,700     $ 98,643

INCOME TAX EXPENSE                                  56,678       34,188
                                                  --------     --------

NET INCOME BEFORE EXTRAORDINARY
     ITEMS                                        $110,022     $ 64,455

EXTRAORDINARY ITEM                                       0            0
                                                  --------     --------

NET INCOME                                        $110,022     $ 64,455
                                                  ========     ========

PER COMMON SHARE DATA:
     NET INCOME                                   $    .77     $    .45
                                                  --------     --------

     AVERAGE SHARES OUTSTANDING                    143,374      143,374
                                                  ========     ========

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)                        PAGE 1 OF 2

                                                                       Three months ended Mar. 31,
                                                                      ------------------------------
                                                                           1998             1997
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   110,022      $    64,455
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                           31,305           27,440
     Provision for loan losses                                              11,000                0
     Deferred tax                                                           56,678           34,188
     Net amortization in investment premium/discount                             0           10,573
     Stock dividends received                                               (3,200)          (2,900)
     Net investment securities (gains) losses                                    0           (9,897)
     (Increase) decrease in accrued income and other assets               (140,086)          10,089
     Increase (decrease) in accrued expenses and other liabilities         151,589          163,222
                                                                       -----------      -----------

  Net cash provided by (used in) operating activities                  $   217,308      $   297,170
                                                                       -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities of investment securities
     Available for sale                                                $ 1,019,795      $ 1,872,253
  Purchase of investment securities
     Available for sale                                                          0       (1,362,775)
  Net change in:
     Interest bearing deposits with banks                                  (64,000)         496,571
     Federal Funds Sold                                                 (1,752,000)        (300,000)
     Loans                                                                 113,798       (2,189,491)
     Purchase of equipment and building improvements                       (29,272)         (13,623)
                                                                       -----------      -----------

  Net cash (used in) provided by investing activities                  $  (711,679)     $(1,497,065)
                                                                       ----------------------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2

                                                        Three months ended Mar. 31,
                                                       ------------------------------
                                                           1998              1997
                                                       ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing
   demand, savings and NOW accounts                     $   569,202      $ 1,746,831
  Net increase (decrease) in time deposit                    (5,725)         122,223
  Payments on other notes payable                           (28,927)         (18,414)
  Net change in federal funds purchased and
   Repurchase Agreement Sold                               (240,659)        (700,000)
  Dividends Paid                                            (35,843)               0
                                                        -----------      -----------

  Net cash provided by (used in) financing activities       258,048        1,150,640
                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                         (236,323)         (49,255)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                 2,008,689        2,406,805
                                                        -----------      -----------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                               $ 1,772,366      $ 2,357,550
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

      Cash paid during the year for:

      Interest                                          $   290,888      $   325,532
                                                        ============================


      Income taxes                                      $    20,000      $         0
                                                        ============================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.


    THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997.

    Balance Sheet

    Total Assets at March 31, 1998 were $42.0 million compared to $43.0 million at March 31, 1997. Total loans increased to $22.3 million at March 31, 1998 from $19.0 million at March 31, 1997, while securities decreased to $13.2 million from $19.1 million and deposits decreased to $37.7 million from $38.1 million as of those respective dates. Shareholders' equity in Bancshares increased to $2.7 million at March 31, 1998 from $566 thousand at March 31, 1997, principally as a result of cash received in June, 1997 on resolution of litigation. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $2.7 million at March 31, 1998, down from $3.5 million at March 31, 1997, as a result of payment by Guaranty Bank of a dividend in October, 1997 to Bancshares pursuant to a Capital Plan under which the dividend was applied by Bancshares, principally, to reduction of outstanding indebtedness of Bancshares. See "Subsequent Events", below.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

    Income for the three months ended March 31, 1998 was $110 thousand compared to $64 thousand during the same period in 1997. Interest income decreased to $774 thousand for the three month period ended March 31, 1998 compared to $799 thousand for the same period in 1997. Non-interest income totaled $91 thousand for the three month period, compared to $82 thousand for the same period in 1997. Interest expense decreased to $297 thousand during the three months ended March 31, 1998, down from $377 thousand during the same period in 1997, due primarily to decreased deposits, while non-interest expense decreased to $391 thousand from $406 thousand during those periods.

    Subsequent Events

    In August 1997, Guaranty Bank and Bancshares received approval from their primary regulators, the Louisiana Office of Financial Institutions, the FDIC and the Federal Reserve Bank of Atlanta, of a "Capital Plan" for the payment by Guaranty Bank of dividends during 1997 and 1998 to Bancshares as part of a plan to pay Bancshares' indebtedness and dividends to Bancshares' shareholders. The Capital Plan limits payment of dividends to Bancshares to the amount by which Guaranty Bank's Tier 1 Capital exceeds 6%. The 6% limitation allowed a dividend of $1,316 million during 1997.

    Dividends by Guaranty Bank to Bancshares during 1997 were applied by Bancshares as follows: (i) $50,000 in August to pay an installment on Bancshares' note and cover legal expenses, (ii) $1.2 million in October to reduce the balance of Bancshares' indebtedness to $165,000 and (iii) $36,000 in December 1997 for a dividend ($.25 per share) to Bancshares' shareholders.

    MARCH 31, 1998 COMPARED WITH DECEMBER 31, 1997

    Balance Sheet

    Total assets increased to $42.0 million at March 31, 1998, an increase of 1.5% from $41.4 million at December 31, 1997. Total loans decreased by $125 thousand, or .5%, to $22.3 million at March 31, 1998 compared to $22.4 million at December 31, 1997, while securities declined $1.1 million to $13.2 million at March 31, 1998, down from 14.3 million at December 31, 1997, primarily as a result of securities that were called without reinvestment of the proceeds in new securities.

    Total deposits increased by $.6 million to $37.7 million at March 31, 1998, a 1.6% increase from $37.1 million at December 31, 1997. Non-interest bearing deposits increased at a 2.5% rate, compared to a 1.3% growth in interest bearing deposits. During the first three months of 1998, shareholders' equity in Bancshares increased to $2.7 million from $2.5 million at December 31, 1997 due to earnings of Guaranty Bank. During the same periods, Bancshares' equity in Guaranty Bank increased from $2.5 million at year-end 1997 to $2.7 million at March 31, 1998.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded an increase in it's loan loss provision of $11 thousand at March 31, 1998. The allowance for possible loan losses at March 31, 1997 was $249 thousand, 1.1% of total loans, compared to $238 thousand, or 1.1% of total loans, at December 31, 1997 and $255 thousand or 1.3% at March 31, 1997. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. A provision of 1% - 1.25% of total loans has been deemed to be adequate. In the event that a deficiency exists, the Bank will increase the actual loan loss reserve to a satisfactory level.

    INCOME TAXES

    Bancshares has a net operating loss carryforward at December 31, 1997 of approximately $670 thousand after adjustment for gain on receipt of proceeds from resolution of litigation during 1997. See "Subsequent Events". Bancshares' management estimates that, beginning in 1999, Bancshares will have no net operating losses remaining and that it will, therefore, begin to pay federal income tax during 1999.


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    Neither Bancshares nor Guaranty Bank is party to any litigation other than routine litigation arising from regular business activities incident to furnishing financial services.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits:

             (3)      (i)     Articles of Incorporation. See Exhibit 2.1 to
                              Form 10-SB filed by Great Guaranty Bancshares,
                              Inc. April 30, 1997, as amended by Amendment No. 1 filed July 1, 1997, which exhibit is incorporated herein by reference.

                      (ii) Bylaws. See Exhibit 2.1 for Form 10-SB filed by Great Guaranty Bancshares, Inc. April 30, 1997, as amended by Amendment No. 1 filed July 1, 1997, which exhibit is incorporated herein by reference.

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

                                      GREAT GUARANTY BANCSHARES, INC.

Dated: May 14, 1998                   By: s/ Daniel R. Domingue, Jr.
                                          ---------------------------------
                                          Daniel R. Domingue, Jr.
                                          Authorized Representative
                                          of Great Guaranty Bancshares, Inc. and
                                          President and CEO of Guaranty
                                          Bank & Trust Company

                                      By: s/ J. Wade O'Neal, III
                                          ---------------------------------
                                          J. Wade O'Neal, III
                                          Acting Chief Financial Officer
                                          of Great Guaranty Bancshares, Inc. and
                                          Senior Vice President of Guaranty
                                          Bank & Trust Company

                                  EXHIBIT INDEX


Exhibit (27)                  Financial Data Schedule