Form 10QSB
period 1998-06-30
GREAT GUARANTY BANCSHARES INC
filed 1998-08-04
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF JUNE 30, 1998

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1998

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                          REFERENCE
                                                                                                          ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheets as of June 30, 1998                                                 1

                  Consolidated Statements of Income for the six months
                  and for the quarters ended June 30, 1998 and 1997                                               2

                  Consolidated Statements of Cash Flows for the six months ended June 30,
                  1998 and 1997                                                                                   3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                     5

                  Material Changes in Financial Condition                                                         5

                  Six Months Ended June 30, 1998 Compared with Six Months Ended
                  June 30, 1997                                                                                   5

                  June 30, 1998 Compared with December 31, 1997                                                   6

                  Loan Loss Provision                                                                             6

                  Income Taxes                                                                                    6

PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                               7

SIGNATURES                                                                                                        7

EXHIBIT INDEX                                                                                                     8

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)


ASSETS

     Cash and due from banks                                               $  2,066,773

     Interest-bearing deposits with banks                                     1,311,470

     Federal Funds Sold                                                       1,450,000

     Investments securities - available for sale                             12,680,191

     Restricted investments in equity securities                                220,600

     Loans, net of allowance for loan losses of $260,175                     23,010,235

     Properties and equipment, net                                              658,939

     Accrued interest receivable                                                356,293

     Other Assets                                                               169,563
                                                                           ------------
         TOTAL ASSETS                                                      $ 41,924,064
                                                                           ============
LIABILITIES AND SHAREHOLDER'S EQUITY
     LIABILITIES

          Demand deposits                                                  $  6,915,540
          NOW accounts                                                        5,240,625
          Savings deposits                                                    8,269,634
          Time deposits, $100,000 and over                                    1,972,809
          Other time deposits                                                15,282,412
                                                                           ------------

          Total deposits                                                   $ 37,681,020

          Notes Payable                                                       1,280,620
          Accrued expenses and other liabilities                                258,461
          Federal Funds Purchased                                                     0
                                                                           ------------

          Total liabilities                                                $ 39,220,101
                                                                           ------------

     SHAREHOLDER'S EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding                   1,075,305
          Capital surplus                                                     2,411,471
          Retained deficit                                                     (814,419)
          Unrealized gain (loss) on securities available for
              sale, net of tax of ($25,763)                                      31,606
                                                                           ------------
          Total shareholders' equity                                       $  2,703,963

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 41,924,064
                                                                           ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                        Six Months Ended June 30,       Three Months Ended June 30,
                                                          1998            1997             1998            1997
                                                       ---------------------------      ---------------------------
INTEREST INCOME
  Interest and fees on loans                           $ 1,033,200     $   961,624      $   518,323     $   506,791
  Interest on investment securities                        429,924         633,717          201,437         315,978
  Interest on Federal Funds sold                            56,761          15,834           31,318           2,958
  Interest on Deposits with Banks                           25,222          20,758           19,724           7,136
                                                       -----------     -----------      -----------     -----------

    Total interest income                              $ 1,545,107     $ 1,631,933      $   770,802     $   832,863
                                                       -----------     -----------      -----------     -----------

INTEREST EXPENSE
  Interest on notes payable                                 52,238         187,283           26,208          71,409
  Interest on deposits                                     546,755         526,098          275,439         264,759
                                                       -----------     -----------      -----------     -----------
    Total interest expense                             $   598,993     $   713,381      $   301,647     $   336,168
                                                       -----------     -----------      -----------     -----------

    NET INTEREST INCOME                                $   946,114     $   918,552      $   469,155     $   496,695

PROVISION (CREDIT) FOR LOAN LOSSES                          19,788         (14,500)           8,788         (14,500)
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                        $   926,326     $   933,052      $   460,367     $   511,195
NON INTEREST INCOME
  Service charges on deposit accounts                  $   162,362     $   147,381      $    84,146     $    66,950
  Other service charges and fees                             5,681           5,983            2,661           4,047
  Net investment securities gains (losses)                       0               0                0               0
  Other income                                              10,434           9,752              337           9,792
                                                       -----------     -----------      -----------     -----------
                                                       $   178,477     $   163,116      $    87,144     $    80,789
                                                       -----------     -----------      -----------     -----------
NON INTEREST EXPENSE
  Salaries and employee benefits                       $   443,210     $   451,508      $   227,361     $   235,320
  Occupancy expense                                        110,176         111,350           55,652          56,508
  Data processing                                           95,583          71,294           49,253          35,926
  Legal fees                                                 8,375          66,374            6,325          60,774
  Other expense                                            149,244         266,213           77,405         172,630
                                                       -----------     -----------      -----------     -----------
                                                       $   806,588     $   966,739      $   415,996     $   561,158
                                                       -----------     -----------      -----------     -----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                              $   298,215     $   129,429      $   131,515     $    30,826

INCOME TAX EXPENSE                                         101,393          39,000           44,715           4,812
                                                       -----------     -----------      -----------     -----------

NET INCOME BEFORE EXTRAORDINARY
  ITEMS                                                $   196,822     $    90,429      $    86,800     $    26,014

EXTRAORDINARY ITEM-GAIN FROM LITIGATION
  NET OF TAX OF $458,688                                         0       1,759,017                0       1,759,017
                                                       -----------     -----------      -----------     -----------

NET INCOME                                             $   196,822     $ 1,849,446      $    86,800     $ 1,785,031
                                                       ===========     ===========      -----------     -----------

PER COMMON SHARE DATA:
  NET INCOME                                           $      1.37     $     12.90      $       .61     $     12.45
                                                       -----------     -----------      -----------     -----------

  AVERAGE SHARES OUTSTANDING                               143,374         143,374          143,374         143,374
                                                       ===========     ===========      -----------     -----------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)                        PAGE 1 OF 2



                                                                            Six months ended June 30,
                                                                              1998             1997
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $   196,822      $ 1,849,446
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Extraordinary Item (gross amount)                                               0       (2,217,705)
     Depreciation                                                               64,422           55,601
     Provision for loan losses                                                  19,788           14,500
     Deferred tax                                                              101,393          497,688
     Stock dividends received                                                   (6,400)          (5,800)
     Net investment securities (gains) losses                                        0            1,263
     (Increase) decrease in accrued income and other assets                   (207,380)         (18,907)
     Increase (decrease) in accrued expenses and other liabilities             122,893          107,801
                                                                           -----------      -----------

  Net cash provided by (used in) operating activities                      $   291,538      $   283,887
                                                                           -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities of investment securities
     Available for sale                                                    $ 2,591,560      $ 1,311,367
  Purchase of investment securities
     Available for sale                                                     (1,000,000)        (893,210)
  Net change in:
     Interest bearing deposits with banks                                   (1,113,470)         892,571
     Federal Funds Sold                                                       (325,000)               0
     Loans                                                                    (586,956)      (3,725,267)
     Purchase of equipment and building improvements                           (43,242)         (29,475)
                                                                           -----------      -----------

  Net cash (used in) provided by investing activities                      $  (477,108)     $(2,444,014)
                                                                           -----------      -----------


                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2


                                                                   Six months ended June 30,
                                                                    1998             1997
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing
    demand, savings and NOW accounts                             $   136,315      $   872,417
  Net increase (decrease) in time deposit                            442,473          354,511
  Payments on stockholder notes payable                                    0         (200,000)
  Payments on other notes payable                                    (58,632)      (1,546,271)
  Net change in federal funds purchased and
    Repurchase Agreement Sold                                       (240,659)         550,000
  Proceeds from litigation - extraordinary item                            0        2,217,705
  Redemption of preferred stock                                            0         (237,117)
  Dividends Paid                                                     (35,843)               0
                                                                 -----------      -----------

  Net cash provided by (used in) financing activities            $   243,654      $ 2,011,245
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                                    58,084         (148,882)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                          2,008,689        2,406,805
                                                                 -----------      -----------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                                        $ 2,066,773      $ 2,257,923
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest                                                       $   594,092      $   719,333
                                                                 ===========      ===========

  Income taxes                                                   $    20,000      $         0
                                                                 ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.


    SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

    Balance Sheet

    Total Assets at June 30, 1998 were $41.9 million compared to $43.7 million at June 30, 1997. Total loans increased to $23 million at June 30, 1998 from $20.5 million at June 30, 1997, while securities decreased to $12.6 million from $19.3 million and deposits increased to $37.6 million from $37.4 million as of those respective dates. Shareholders' equity in Bancshares increased to $2.7 million at June 30, 1998 from $2.2 million at June 30, 1997. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $2.7 million at June 30, 1998, down from $3.7 million at June 30, 1997, as a result of payment by Guaranty Bank of a dividend in October, 1997 to Bancshares pursuant to a Capital Plan under which the dividend was applied by Bancshares, principally, to reduction of outstanding indebtedness of Bancshares. See "Subsequent Events", below.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

    Income for the six months ended June 30, 1998 was $197 thousand compared to $90 thousand during the same period in 1997. June, 1997 also recorded extraordinary income to Bancshares of approximately $2.2 million as a result of final resolution of litigation. Interest income decreased to $1.545 million for the six month period ended June 30, 1998 compared to $1.632 million for the same period in 1997. Non-interest income totaled $178 thousand for the six month period, compared to $163 million for the same period in 1997. Interest expense decreased to $599 thousand during the six months ended June 30, 1998, down from $713 thousand during the same period in 1997, due primarily to reduction of Bancshares' debt, while non-interest expense decreased to $807 thousand from $967 thousand during those periods.

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

    JUNE 30, 1998 COMPARED WITH DECEMBER 31, 1997

    Balance Sheet

    Total assets increased to $42.0 million at June 30, 1998, an increase of 1.5% from $41.4 million at December 31, 1997. Total loans increased by $567 thousand, or 2.5%, to $23 million at June 30, 1998 compared to $22.4 million at December 31, 1997, while securities declined $1.6 million to $12.7 million at June 30, 1998, down from 14.3 million at December 31, 1997, primarily as a result of securities that were called before maturity and principal pay-downs received without reinvestment of the proceeds in new securities.

    Total deposits increased by $.6 million to $37.7 million at June 30, 1998, a 1.6% increase from $37.1 million at December 31, 1997. Non-interest bearing deposits increased at a 2.7% rate, compared to a 1.3% growth in interest bearing deposits. During the first six months of 1998, shareholders' equity in Bancshares increased to $2.7 million from $2.5 million at December 31, 1997 due to earnings of Guaranty Bank. During the same periods, Bancshares' equity in Guaranty Bank increased from $2.5 million at year-end 1997 to $2.7 million at June 30, 1998.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded an increase in it's loan loss provision of $21.8 thousand at June 30, 1998. The allowance for possible loan losses at June 30, 1998 was $260 thousand, 1.1% of total loans, compared to $238 thousand, or 1.1% of total loans, at December 31, 1997 and $240 thousand or 1.2% at June 30, 1997. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. A provision of 1% - 1.25% of total loans has been deemed to be adequate. In the event that a deficiency exists, the Bank will increase the actual loan loss reserve to a satisfactory level.

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

                                   GREAT GUARANTY BANCSHARES, INC.

Dated: July 31, 1998               By: /s/Daniel R. Domingue, Jr.
                                       -----------------------------------------
                                       Daniel R. Domingue, Jr.
                                       Authorized Representative
                                       of Great Guaranty Bancshares, Inc. and
                                       President and CEO of Guaranty Bank &
                                       Trust Company

                                   By: /s/J. Wade O'Neal, III
                                       -----------------------------------------
                                       J. Wade O'Neal, III
                                       Acting Chief Financial Officer
                                       of Great Guaranty Bancshares, Inc. and
                                       Senior Vice President of Guaranty Bank &
                                       Trust Company

                                  EXHIBIT INDEX


Exhibit (27)                  Financial Data Schedule