Form 10QSB
period 1998-09-30
GREAT GUARANTY BANCSHARES INC
filed 1998-11-09
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     YES        NO   X
                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF SEPTEMBER 30, 1998

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                          REFERENCE
                                                                                                          ---------

         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheets as of September 30, 1998                                            1

                  Consolidated Statements of Income for the nine months
                  and for the quarters ended September 30, 1998 and 1997                                          2

                  Consolidated Statements of Cash Flows for the nine months ended September 30,
                  1998 and 1997                                                                                   3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                     5

                  Material Changes in Financial Condition                                                         5

                  Nine Months Ended September 30, 1998 Compared with Nine Months Ended
                  September 30, 1997                                                                              5

                  September 30, 1998 Compared with December 31, 1997                                              6

                  Loan Loss Provision                                                                             6

                  Income Taxes                                                                                    6

PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                               7

SIGNATURES                                                                                                        7

EXHIBIT INDEX                                                                                                     8

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                   (UNAUDITED)





ASSETS
     Cash and due from banks                                     $  1,759,145
     Interest-bearing deposits with banks                           2,744,083
     Federal Funds Sold                                             1,025,000
     Investments securities - available for sale                   13,226,780
     Restricted investments in equity securities                      223,800
     Loans, net of allowance for loan losses of $274,263           21,691,199
     Properties and equipment, net                                    602,100
     Accrued interest receivable                                      325,155
     Other Assets                                                     139,484
                                                                 ------------
         TOTAL ASSETS                                            $ 41,736,746
                                                                 ============
LIABILITIES AND SHAREHOLDER'S EQUITY
     LIABILITIES

          Demand deposits                                        $  6,157,295
          NOW accounts                                              6,044,379
          Savings deposits                                          8,007,885
          Time deposits, $100,000 and over                          2,080,458
          Other time deposits                                      15,012,073
                                                                 ------------

          Total deposits                                         $ 37,302,090

          Notes Payable                                             1,250,598
          Accrued expenses and other liabilities                      340,307
          Federal Funds Purchased                                           0
                                                                 ------------
          Total liabilities                                      $ 38,892,995
                                                                 ------------

     SHAREHOLDER'S EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding         1,075,305
          Capital surplus                                           2,411,471
          Retained deficit                                           (731,556)
          Unrealized gain (loss) on securities available for
              sale, net of tax of ($25,763)                            88,531
                                                                 ------------
          Total shareholders' equity                             $  2,843,751

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 41,736,746
                                                                 ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                                      1998             1997           1998              1997
                                                  -----------------------------    ----------------------------
INTEREST INCOME
   Interest and fees on loans                     $ 1,549,310     $ 1,416,030      $   516,110     $   454,405
   Interest on investment securities                  626,738         929,643          196,814         295,926
   Interest on Federal Funds sold                      90,268          22,954           33,507           7,120
   Interest on Deposits with Banks                     58,075          25,631           32,853           4,873
                                                  -----------     -----------      -----------     -----------
       Total interest income                      $ 2,324,391     $ 2,394,258      $   779,284     $   762,324
                                                  -----------     -----------      -----------     -----------

INTEREST EXPENSE
   Interest on notes payable                           76,956         260,636           24,718          73,353
   Interest on deposits                               834,443         797,459          287,688         271,361
                                                  -----------     -----------      -----------     -----------
       Total interest expense                     $   911,399     $ 1,058,095      $   312,406     $   344,714
                                                  -----------     -----------      -----------     -----------

        NET INTEREST INCOME                       $ 1,412,992     $ 1,336,163      $   466,878     $   417,610

PROVISION (CREDIT) FOR LOAN LOSSES                     24,288         (14,500)           4,500               0
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   $ 1,388,704     $ 1,350,663      $   462,378     $   417,610
NON INTEREST INCOME
     Service charges on deposit accounts          $   239,301     $   228,009      $    76,939     $    80,628
     Other service charges and fees                     7,635           9,612            1,954           3,629
     Net investment securities gains (losses)               0          (1,263)               0          (1,263)
     Other income                                      11,094           9,854              660             102
                                                  -----------     -----------      -----------     -----------
                                                  $   258,030     $   246,212      $    79,553     $    83,096
                                                  -----------     -----------      -----------     -----------
NON INTEREST EXPENSE
     Salaries and employee benefits               $   675,381     $   688,828      $   232,171     $   237,320
     Occupancy expense                                166,033         173,543           55,857          62,193
     Data processing                                  142,162         107,916           46,579          36,622
     Legal fees                                        13,468          73,939            5,093           7,565
     Other expense                                    225,926         295,461           76,682          29,247
                                                  -----------     -----------      -----------     -----------
                                                  $ 1,222,970     $ 1,339,687      $   416,382     $   372,947
                                                  -----------     -----------      -----------     -----------

INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                      $   423,764     $   257,188      $   125,549     $   127,759

INCOME TAX EXPENSE                                    144,080          77,156           42,687          38,156
                                                  -----------     -----------      -----------     -----------

NET INCOME BEFORE EXTRAORDINARY
     ITEMS                                        $   279,684     $   180,032      $    82,862     $    89,603

EXTRAORDINARY ITEM-GAIN FROM LITIGATION
     NET OF TAX OF $458,688                                 0       1,759,017                0               0
                                                  -----------     -----------      -----------     -----------

NET INCOME                                        $   279,684     $ 1,939,049      $    82,862     $    89,603
                                                  ===========     ===========      -----------     -----------

PER COMMON SHARE DATA:
     NET INCOME                                   $      1.95     $     13.52      $       .58     $       .62
                                                  -----------     -----------      -----------     -----------

     AVERAGE SHARES OUTSTANDING                       143,374         143,374          143,374         143,374
                                                  ===========     ===========      -----------     -----------


                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                       PAGE 1 OF 2



                                                                        Nine months ended Sept. 30,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   279,684      $ 1,939,049
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Extraordinary Item (gross amount)                                           0       (2,217,705)
     Depreciation                                                           96,558           83,387
     Provision for loan losses                                              24,288          (14,500)
     Deferred tax                                                          144,080          497,688
     Stock dividends received                                               (9,600)          (8,900)
     Net investment securities (gains) losses                                    0            1,263
     (Increase) decrease in accrued income and other assets               (188,849)          65,222
     Increase (decrease) in accrued expenses and other liabilities         204,770          334,442
                                                                       -----------      -----------

  Net cash provided by (used in) operating activities                  $   550,931      $   679,946
                                                                       -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities of investment securities
     Available for sale                                                $ 4,111,591      $ 4,125,093
  Purchase of investment securities
     Available for sale                                                 (3,009,695)        (893,210)
  Net change in:
     Interest bearing deposits with banks                               (2,546,083)         991,571
     Federal Funds Sold                                                    100,000         (950,000)
     Loans                                                                 727,580       (4,355,394)
     Purchase of equipment and building improvements                       (18,569)         (68,345)
                                                                       -----------      -----------

  Net cash (used in) provided by investing activities                 $  (635,176)     $(1,150,285)
                                                                       -----------      -----------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2


                                                          Nine months ended Sept. 30,
                                                        ------------------------------
                                                             1998              1997
                                                        ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing
    demand, savings and NOW accounts                    $   (79,925)     $    95,444
  Net increase (decrease) in time deposit                   279,782          520,037
  Payments on stockholder notes payable                           0         (200,000)
  Payments on other notes payable                           (88,654)      (1,581,401)
  Net change in federal funds purchased and
    Repurchase Agreement Sold                              (240,659)        (700,000)
  Proceeds from litigation - extraordinary item                   0        2,217,705
  Redemption of preferred stock                                   0         (237,117)
  Dividends Paid                                           (35, 843)               0
                                                        -----------      -----------

  Net cash provided by (used in) financing activities   $  (165,299)     $   114,668
                                                        -----------      -----------
NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                         (249,544)        (355,671)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                 2,008,689        2,406,805
                                                        -----------      -----------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                               $ 1,759,145      $ 2,051,134
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest                                              $   890,150      $ 1,042,426
                                                        ============================

  Income taxes                                          $    20,000      $         0
                                                        ============================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.


    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

    Balance Sheet

    Total Assets at September 30, 1998 were $41.7 million compared to $42.4 million at September 30, 1997. Total loans increased to $21.7 million at September 30, 1998 from $21.2 million at September 30, 1997, while securities decreased to $13.2 million from $16.6 million and deposits increased to $37.3 million from $36.8 million as of those respective dates. Shareholders' equity in Bancshares increased to $2.8 million at September 30, 1998 from $2.5 million at September 30, 1997. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $2.8 million at September 30, 1998, down from $3.7 million at September 30, 1997, as a result of payment by Guaranty Bank of a dividend in October, 1997 to Bancshares pursuant to a Capital Plan under which the dividend was applied by Bancshares, principally, to reduction of outstanding indebtedness of Bancshares. See "Subsequent Events", below.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

    Income for the nine months ended September 30, 1998 was $280 thousand compared to $180 thousand during the same period in 1997. Interest income decreased to $2.324 million for the nine month period ended September 30, 1998 compared to $2.394 million for the same period in 1997. Non-interest income totaled $258 thousand for the nine month period, compared to $246 thousand for the same period in 1997. Interest expense decreased to $911 thousand during the nine months ended September 30, 1998, down from $1.058 million during the same period in 1997, due primarily to reduction of Bancshares' debt. Non-interest expense decreased to $1.223 million from $1.340 million during those periods.

    Subsequent Events

    In August 1997, Guaranty Bank and Bancshares received approval from their primary regulators, the Louisiana Office of Financial Institutions, the FDIC and the Federal Reserve Bank of Atlanta, of a "Capital Plan" for the payment by Guaranty Bank of dividends during 1997 and 1998 to Bancshares as part of a plan to pay Bancshares' indebtedness and dividends to Bancshares' shareholders. The Capital Plan limits payment of dividends to Bancshares to the amount by which Guaranty Bank's Tier 1 Capital exceeds 6%. The 6% limitation allowed dividends of $1.316 million during 1997.

    Dividends by Guaranty Bank to Bancshares during 1997 were applied by Bancshares as follows: (i) $50,000 in August to pay an installment on Bancshares' note and cover legal expenses, (ii) $1.2 million in October to reduce the balance of Bancshares' indebtedness to $165,000 and (iii) $36,000 in December 1997 for a dividend ($.25 per share) to Bancshares' shareholders.

    SEPTEMBER 30, 1998 COMPARED WITH DECEMBER 31, 1997

    Balance Sheet

    Total assets increased to $41.7 million at September 30, 1998, an increase of .7% from $41.4 million at December 31, 1997. Total loans decreased by $752 thousand, or 3.35%, to $21.7 million at September 30, 1998 compared to $22.4 million at December 31, 1997 primarily as a result of a key lending officer of Guaranty Bank moving to a newly formed competitor in the community. Securities declined $1.1 million to $13.2 million at September 30, 1998, down from 14.3 million at December 31, 1997, primarily as a result of securities that were called before maturity and principal pay-downs received without reinvestment of the proceeds in new securities.

    Total deposits increased by $.2 million to $37.3 million at September 30, 1998, a .5% increase from $37.1 million at December 31, 1997. Non-interest bearing deposits decreased at a 9.6% rate, compared to a 2.7% growth in interest bearing deposits. The decrease of non-interest bearing deposits can be attributed to the loss of the loans mentioned above and their corresponding demand deposit balances. During the first nine months of 1998, shareholders' equity in Bancshares increased to $2.8 million from $2.5 million at December 31, 1997 due to earnings of Guaranty Bank. During the same periods, Bancshares' equity in Guaranty Bank increased from $2.5 million at year-end 1997 to $2.8 million at September 30, 1998.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, and the recovery of previous charge-offs, Guaranty Bank recorded an increase in it's loan loss provision of $35.9 thousand at September 30, 1998. The allowance for possible loan losses at September 30, 1998 was $274 thousand, 1.25% of total loans, compared to $238 thousand, or 1.1% of total loans, at December 31, 1997 and $240 thousand or 1.1% at September 30, 1997. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. A provision of 1.25% of total loans has been deemed to be adequate. In the event that a deficiency exists, the Bank will increase the actual loan loss reserve to a satisfactory level.

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

                                   GREAT GUARANTY BANCSHARES, INC.

Dated: October 30, 1998            By:s/Daniel R. Domingue, Jr.
                                      -----------------------------------
                                      Daniel R. Domingue, Jr.
                                      Authorized Representative
                                      of Great Guaranty Bancshares, Inc. and
                                      President and CEO of Guaranty Bank & Trust
                                      Company

                                  By:s/J. Wade O'Neal, III
                                     ------------------------------------
                                     J. Wade O'Neal, III
                                     Acting Chief Financial Officer
                                     of Great Guaranty Bancshares, Inc. and
                                     Senior Vice President of Guaranty Bank &
                                     Trust Company

                                  EXHIBIT INDEX

Exhibit (27)                  Financial Data Schedule