Form 10KSB40
period 1998-12-31
GREAT GUARANTY BANCSHARES INC
filed 1999-03-31
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to
                        ---------------------------------

                        Commission file number 000-22487
                        --------------------------------

                         GREAT GUARANTY BANCSHARES, INC.

                 (Name of Small Business Issuer in its charter)

    LOUISIANA                                     72-0493576
--------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

175 NEW ROADS STREET, NEW ROADS, LOUISIANA        70760
--------------------------------------------------------------------------------
    (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code: (504) 638-5641

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
---------------------------      ----------------------------------------------
    N/A                               N/A


Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $7.50 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,140,197


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF DECEMBER 31, 1998

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
PART I

     ITEM 1     DESCRIPTION OF BUSINESS.........................................    1

     ITEM 2     DESCRIPTION OF PROPERTY.........................................    9

     ITEM 3     LEGAL PROCEEDINGS...............................................   10

     ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS................................................   10

PART II

     ITEM 5     MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.............................................   10

     ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS............................   10

     ITEM 7     FINANCIAL STATEMENTS............................................   15

     ITEM 8     CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE......................................................   16

PART III

     ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT...............................   16

     ITEM 10    EXECUTIVE COMPENSATION..........................................   17

     ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT...........................................   17

     ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS....................................................   18

     ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K................................   19

                EXHIBIT INDEX...................................................   20

PART I
                             DESCRIPTION OF BUSINESS

GENERAL

            Great Guaranty Bancshares, Inc. ("Bancshares"), a Louisiana corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956 (the "HC Act"), was incorporated in 1981 to acquire the outstanding stock of Guaranty Bank and Trust Company ("Guaranty Bank" or "Bank"). Guaranty Bank is a wholly owned subsidiary of Bancshares, and Bancshares has no other subsidiaries. While Bancshares and Guaranty Bank are distinct entities regulated by different regulatory bodies, the income of Bancshares is almost entirely derived from dividends paid by Guaranty Bank. Therefore, the value of Bancshares and its securities are dependant upon the value of Guaranty Bank. At December 31, 1998, Bancshares had total consolidated assets of approximately $41.9 million, and shareholders' equity of approximately $2.8 million while Guaranty Bank had assets of approximately $41.9 million and shareholder's equity of approximately $2.7 million. Bancshares' executive offices are located at 175 New Roads Street, New Roads, Louisiana, 70760 and its telephone number is (504) 638-8621.

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

            Guaranty Bank's lending activities consist principally of real estate, consumer, commercial and agricultural loans, with no material concentration of loans to individual borrowers in any line of business. At December 31, 1998, Guaranty Bank had outstanding approximately $22.2 million in loans, of which 8% were in commercial loans to borrowers engaged in various lines of business, 12% were in consumer loans, 65% were in primarily residential real estate loans, and 15% were in agricultural loans. Guaranty Bank's deposits represent a cross-section of the area's economy, and there is no material concentration of deposits from any single customer or group of customers. At December 31, 1998, Guaranty Bank had total deposits of approximately $37.2 million.

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

EMPLOYEES

            At December 31, 1998, Bancshares had no full-time employees. As of that date, Guaranty Bank had 27 full-time employees, including 4 executive officers, and no part-time employees. None of Guaranty Bank's employees are subject to a collective bargaining agreement, and management considers its relationship with its employees to be good.

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

            The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") authorized the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws, the Community Reinvestment Act (the "CRA") and specific deposit concentration limits. The Interstate Banking Act removes most state barriers to interstate acquisitions of banks and ultimately will permit multi state banking operations to merge into a single bank. Enactment of the Interstate Banking Act has resulted in increased competition from out-of-state financial institutions and their holding companies. See "Supervision and Regulation."

LENDING ACTIVITIES

            The Bank's lending activities consist principally of commercial, consumer, real estate and agricultural loans. As of December 31, 1998 these categories accounted for approximately 8%, 12%, 65% and 15%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

            The Bank's policy is to make no loans to single borrowers in excess of an aggregate amount of up to twenty-five percent (25%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank's attempts to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1998, no such concentration exceeded 10% of the Bank's loan portfolio.

            Types of Loans

            The following table sets forth Guaranty Bank's loan distribution as of the indicated dates (in thousands of dollars):

                                                      December 31,
                                                  -------------------
                                                    1998        1997
                                                  -------     -------
Commercial, financial and agricultural            $ 5,062     $ 3,374
Real estate                                        14,396      16,088
Installment                                         2,712       3,219
                                                  -------     -------
     Total                                        $22,170     $22,681
                                                  =======     =======

            Maturities

            The following table shows the maturity or repricing frequency of loans outstanding as of December 31, 1998 (in thousands of dollars).

Maturity of fixed rate Loans:
     Within one year                              $ 2,792
     After one but within five years                6,543
     After five years                               9,099
                                                  -------
Total fixed rate loans                             18,434

Variable rate loans repricing at least quarterly    3,716
Nonaccrual loans                                       23
                                                  -------
         Total loans                              $22,173
                                                  =======

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

            Nonperforming Loans

            The following table summarizes nonperforming loans as of the indicated dates (in thousands of dollars):

                                                      December 31,
                                                  -------------------
                                                   1998         1997
                                                  -------     -------
Nonaccrual loans                                  $    23     $    23
Accruing loans past due 90 days or more                25           7
Restructured loans not included above                   0           0

            Loan Loss Experience

            The following table summarizes Guaranty Bank's loan loss experience for each of the last two (2) years (in thousands of dollars):

                                                      December 31,
                                                  -------------------
                                                   1998         1997
                                                  -------     -------
Balance at beginning of period                    $238,371    $254,819
Charge-offs:
    Commercial, financial and agricultural
    Installment                                      --          --
                                                  -------     -------
         Total Charge-offs                          5,778       3,613
                                                  -------     -------
Recoveries:
    Commercial, financial and agricultural
    Installment                                      --          --
                                                  -------     -------
         Total Recoveries                          14,643       1,665
                                                  -------     -------
Net charge-offs                                    (8,865)      1,948
Provision charged (credited) to operations         28,288      14,500
                                                  -------     -------
Balance at end of period                          273,524     238,371
                                                  =======     =======
Ratio of net charge-offs to average loans
  outstanding                                         .00%        .00%

DEPOSITS

            The following tale summarizes Guaranty Bank's outstanding deposits as of the indicated dates (in thousands of dollars):

                                                     December 31,
                                                  -------------------
                                                    1998        1997
                                                  -------     -------
Noninterest-bearing demand deposits               $ 6,199     $ 6,778
Interest-bearing demand deposits                    6,401       5,388
Savings deposits                                    7,714       8,166
Time deposits                                      16,944      16,813
                                                  -------     -------
      Total                                       $37,258     $37,145
                                                  =======     =======

            Maturities of time deposits of $100,000 or more outstanding as of December 31, 1998 are summarized as follows (in thousands of dollars):

                                               Time Certificates of Deposit
                                               ----------------------------
3 months or less                                         $   660
Over 3 through 12 months                                   1,131
Over 12 months                                               200
                                                         -------
       Total                                             $ 1,991
                                                         =======

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

            "Held to Maturity" includes debt securities that the Bank has positive intent and ability to hold to maturity; these securities are reported as amortized cost. "Trading Securities" include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits; these securities are reported at fair market value with unrealized gains and losses included in earnings. "Available for Sale" securities include those acquired with the intention of disposal prior to maturity, although these securities may be held to maturity; these securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity. As of December 31, 1998, the Bank's entire investment portfolio was classified as "Available for Sale."

            The following table sets forth the carrying amounts of investment securities at the dates indicated (in thousands dollars):

                                                                 December 31,
                                                             -------------------
                                                               1998       1997
                                                             -------     -------
U.S. Treasury securities and obligations of other
     U.S. Government agencies and corporations               $ 3,026     $ 4,022
Obligations of state and political subdivisions                    _          __
Mortgage-backed bonds and collateralized
     mortgage obligations                                      9,714       8,379
Agency for International Development Guaranteed Notes          1,776       1,877
                                                             -------     -------
     Total                                                   $14,516     $14,278
                                                             =======     =======

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

            The Federal Reserve Board may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, a bank holding company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities. At December 31, 1998, Bancshares was subject to a specific, Written Agreement with the Federal Reserve Board dated November 18, 1985 pursuant to which Bancshares must obtain consent of the Federal Reserve Board for (i) declaration or payment of dividends, (ii) acceptance from Bank of any dividend or other form of payment representing a reduction of capital from Bank, or (iii) any increase in indebtedness. The written agreement with the Federal Reserve Board also requires Bancshares to provide, within 30 days following the end of each calendar quarter, (a) Bancshares' balance sheet for the quarter, (b) Bancshares' income statement for the period ending that quarter, (c) the Bank's Report of Condition as of the end of the quarter, and (d) the Bank's Report of Income for the period ending that quarter. Subsequent to year end December 31, 1998, Bancshares as a result of a satisfactory examination by the Federal Reserve Bank was released entirely from the specific written agreement mentioned above. With the easing of the restriction, dividends that the Bank can declare without prior regulatory approval is equal to any current year's earnings plus the prior year's undistributed earnings.

            Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, Bancshares is required by the Federal Reserve Board to maintain certain levels of capital.

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

                                                                                                             To Be Well
                                                                                                            Capitalized
                                                                                                           Under Prompt
                                                                                   For Capital           Corrective Action
                                                              Actual            Adequacy Purposes            Provisions
                                                              ------            ------------------       -----------------
                                                       Amount       Ratio       Amount       Ratio       Amount      Ratio
                                                       ------       -----       ------       -----       ------      -----
AS OF DECEMBER 31, 1998
      Total Capital (to Risk Weighted Assets):
      Guaranty Bank ..............................     $2,983       15.6%       $1,528        >8%        $1,911       >10%

      Tier I Capital (to Risk Weighted Assets):
      Guaranty Bank ..............................     $2,745       14.4%       $  764        >4%        $1,146        >6%

      Tier I Capital (to Average Assets)
      Guaranty Bank ..............................     $2,745        6.5%       $1,665        >4%        $2,081        >5%

AS OF DECEMBER 31, 1997
      Total Capital (to Risk Weighted Assets):
      Guaranty Bank ..............................     $2,689       13.3%       $1,617        >8%        $2,021       >10%

      Tier I Capital (to Risk Weighted Assets):
      Guaranty Bank ..............................     $2,451       12.1%       $  808        >4%        $1,213        >6%

      Tier I Capital (to Average Assets)
      Guaranty Bank ..............................     $2,451        5.8%       $1,678        >4%        $2,098        >5%


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

         Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires such federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1998 and 1997, the Bank was categorized as "well capitalized."

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

         The Interstate Banking Act will likely increase competition from out-of-state banks in the markets in which Bancshares operates, although it is difficult to assess the impact that such increased competition may have on Bancshares' operations.

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

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Bancshares held its Annual Meeting of Shareholders on October 7, 1998. Matters submitted to a vote of security holders through the solicitation of proxies was the election of the Board of Directors. All nominees, current and new, were elected to serve until the 1999 Annual Meeting of Shareholders or until each of their successors is duly elected and qualified. Seven directors nominated and elected.

PART II

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            There is no public trading market for the Bancshares Common Stock. The Common Stock of Bancshares does not trade and has never traded, on or through any exchange, established quotation or listing system or market-maker. To the knowledge of Bancshares management, there have been no sales or exchanges of the Bancshares Common Stock within the past two years, except for one transaction during 1997 in which 4,449 shares were purchased and sold for a price unknown to Bancshares. There were two separate transactions in 1998 in which 340 shares and 221 shares were purchased and sold for a price known to Bancshares. At December 31, 1998, the total 143,374 shares of Bancshares Common Stock were held of record by 531 shareholders. During the past three years, a cumulative total of $.50 per share in dividends have been paid on the Bancshares Common Stock, in two separate dividends of $.25 per share declared in the fourth quarter of 1997 and 1998 and paid in January, 1998 and 1999. See "Description of Business - Restrictions on Transfers of Funds to Bancshares by the Bank."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            The following discussion and analysis of the financial condition and results of operations of Bancshares should be read in conjunction with the consolidated financial statements, accompanying footnotes, and other supplemental financial information appearing elsewhere in this Registration Statement.

1998 COMPARED WITH 1997

BALANCE SHEET

            Total assets increased to $41.9 million at December 31, 1998 from $41.3 million at December 31, 1997. Total loans decreased by $511 thousand or 2.25%, to $22.2 million from $22.7 million at December 31, 1997, while securities increased $239 thousand to $14.5 million at December 31, 1998.

         Total deposits increased by $114 thousand to $37.2 million at December 31, 1998, from $37.1 million at December 31, 1997. Non-interest bearing deposits decreased 8.54% compared to a 2.28% growth in interest bearing deposits. During 1998, shareholder's equity in Bancshares increased to $2.8 million from $2.5 million at December 31, 1997. Shareholder equity in Bancshares increased to $2.8 million from $571 thousand at December 31, 1996 as a result of net income of $2.2 million which included an extraordinary item of $1.9 million resulting from forgiveness of indebtedness income on resolution of litigation. See "Legal Proceedings"; during the same periods, shareholder's equity in Guaranty Bank declined from $3.5 million at December 31, 1996 to $2.5 million at December 31, 1997, due primarily to the payment by Guaranty Bank to Bancshares of an extraordinary dividend of $1.3 million with which Bancshares reduced its outstanding bank debt.

INCOME

            The income of Bancshares is attributable almost entirely to dividends from Guaranty Bank. Consolidated net income of Bancshares is determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank. Income before income taxes of Guaranty Bank for the year ended December 31, 1998 decreased to $371 thousand from $506 thousand during 1997. Bancshares consolidated net income was $345 thousand for the year ended December 31, 1998 from $2.2 million during 1997. The 1997 net income was a result of an extraordinary item of $1.9 million in forgiveness of indebtedness income realized on resolution of legal proceedings. See "Legal Proceedings."

            Interest income declined $128 thousand or by 3.91%, to $3.1 million for 1998, principally as a result a decline in market yields on loans and investments stemming from large principal pay downs on mortgage back securities. Non-interest income totaled $337 thousand for the year ended December 31, 1998, a decrease of 3.98% from $351 thousand for the year ended December 31, 1997, due primarily to a decrease in other income.


EXPENSES

            Interest expense decreased from $1.4 million during 1997 to $1.2 million for the year ended December 31, 1998 primarily because of significant repayments of Bancshares' debt in 1997. Non-interest expense for the year ended December 31, 1998 totaled $1.7 million, resulting in no change from the $1.7 million for the year ended December 31, 1997.

PROVISIONS FOR POSSIBLE LOAN LOSSES

            As a result of management's assessment of the adequacy of the allowance for possible loan losses, the Guaranty Bank loan loss allowance was increased at year-end 1998 to $274 thousand, or 1.25% of total loans, from $238 thousand, or 1.1% of total loans, at December 31, 1997.

EARNING ASSET/INTEREST BEARING LIABILITIES YIELDS AND RATES

            Bancshares has no earning assets independent of Guaranty Bank, and no interest bearing liabilities. Bancshares only interest bearing liability was a promissory note in the total principal amount of $165 thousand at December 31, 1997 which was paid in full in November 1998. The promissory note in the total principal amount of $165 thousand at December 31, 1997 was reduced from $3.1 million at December 31, 1996, as a result of application to be outstanding indebtedness of sums received by Bancshares on resolution, during 1997 of Legal Proceedings. See "Legal Proceedings". The promissory notes bore interest at a floating rate based on the Chase Manhattan Bank prime rate and averaged 9.5% in 1997 and 9.25% in 1996. The average balances and yields for interest-bearing assets and interest-bearing liabilities of Guaranty Bank for 1998 and 1997 on a tax-equivalent basis are as follows (in thousands of dollars):

                                                        Year Ended December 31, 1998    Year Ended December 31, 1997
                                                       ------------------------------  ------------------------------
                                                                  Interest    Average             Interest    Average
                                                       Average    Income/     Yield/   Average    Income/     Yield/
                                                       Balance    Expense     Rate     Balance    Expense     Rate
                                                       --------   --------    -------  --------   --------    -------
INTEREST EARNING ASSETS:
     Real estate loans                                 $ 16,092   $  1,390      8.64%  $ 14,724   $ 1,323       8.99%
     Installment loans                                    2,798        278      9.94%     2,695       305      11.32%
     Commercial and Industrial loans                      3,531        448     12.69%     2,568       389      15.15%
     U.S. Treasury and government agency
            securities                                   12,320        729      5.92%    16,441     1,084       6.59%
     Municipal securities                                    --         --        --         --        --          --
     Other securities (AID & TCD)                         2,614        188      7.19%     2,391       131       5.48%
     Federal funds sold and securities sold
            under agreements to repurchase                1,941        107      5.51%       682        35       5.13%

            Total earning assets                       $ 39,296   $  3,140      8.00%  $ 39,501   $ 3,267       8.27%
                                                       ========
INTEREST-BEARING LIABILITIES:
     Interest-bearing transaction accounts             $  5,881   $    123      2.09%  $  5,568   $   107       1.92%
     Money market deposits                                1,278         25      1.96%     1,660        33       1.99%
     Savings deposits                                     6,953        156      2.24%     7,192       162       2.25%
     Time deposits                                       16,946        813      4.80%    16,065       770       4.79%
     Federal funds purchased and securities
            purchased under agreements to resell              7                 4.29%       356        17       4.77%
     FHLB Borrowings                                      1,106         84      7.59%     1,221        92       7.53%

            Total interest-bearing liabilities         $ 32,171   $  1,201      3.73%  $ 32,062   $ 1,181       3.68%
                                                       ========   --------    ------   ========   -------      -----

Net interest income, tax equivalent (not including
     interest bearing note payable by Bancshares)                 $  1,939                        $2,086
                                                                  ========                        ======

Net interest margin, tax equivalent (not including
     interest bearing note payable by Bancshares)                               4.27%                           4.59%
                                                                              ======                           =====

VOLUME/RATE ANALYSIS

            The changes in components of net interest income caused by changes in average earning asset and liability volumes and changes in rates for 1998 and 1997 are as follows (in thousands of dollars):

                                                          1998 Compared to 1997          1997 Compared to 1996
                                                       ---------------------------     -------------------------
                                                       Volume       Rate     Net       Volume    Rate      Net
                                                       ------       -----   ------     ------    ----     ------
INTEREST EARNING ASSETS:
     Real estate loans ...........................     $  118        (52)   $   66     $  354     (55)    $  299
     Installment loans ...........................         11        (37)      (26)        36     (14)        22
     Commercial and Industrial loans .............        122        (63)       59        (22)      4        (18)
     U.S. Treasury and government agency
            securities ...........................       (244)      (111)      355        (21)               (21)
     Municipal securities ........................          0          0         0          0       0          0
Other securities .................................         16         41        57        (42)    (60)      (102)
     Federal funds sold and securities sold
            under agreements to repurchase .......         70          3        73        (64)     (6)       (70)
            Total earning assets .................         93       (219)     (126)       241    (131)       110

INTEREST-BEARING LIABILITIES:
     Interest-bearing transaction accounts .......          7         10        17         36       4         40
     Money market deposits .......................         (8)        (1)       (9)        (8)      0         (8)
     Savings deposits ............................         (5)         0        (5)         2      (4)        (2)
     Time deposits ...............................         42          1        43         31      51         82
     Federal funds purchased and securities
            purchased under agreements to resell .        (15)        (2)      (17)        17       0         17
     FHLB Borrowings .............................         (9)         1        (8)        11       2         (9)

            Total interest-bearing liabilities ...         12          9        21         67      53        120
Net interest income, tax equivalent ..............         81       (228)     (147)       174    (184)       (10)

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

RETURN ON EQUITY AND ASSETS

            The return on equity and assets by Bancshares and Guaranty Bank for the years ending December 31, 1998 and 1997 are as follows:

                                             1998                      1997
                                     ---------------------    ----------------------
                                     Guaranty                 Guaranty
                                       Bank     Bancshares      Bank      Bancshares
                                      ------    ----------    ---------   ----------
Return on average assets                .88%       12.4%        1.2%         68.5%
Return on average equity              13.07%       12.9%       17.0%        145.2%
Dividend payout ratio                 63.38%       10.4%      300.8%(1)       1.6%
Average equity to
  average assets                       6.76%       95.7%        7.16%        46.9%

---------------
(1) Includes $1.3 million extraordinary dividend paid in September 1997 to Bancshares by Guaranty Bank.

YEAR 2000 READINESS DISCLOSURES

           The Bank's Board of Directors and Senior Management is responsible for the overall process and assurances that sufficient resources are available to ensure the success of the Year 2000 effort and the business resumption contingency plan. The bank established a Year 2000 Project Team to deal with the issues of Y2K and delegated responsibilities to the team for coordinating Y2K initiatives.

The objective of the bank is to be Y2K ready by December 31, 1999 within the regulatory guidelines with minimal impact to the bank's customers and operation of the bank. The bank has identified all mission critical components of Y2K related directly and indirectly to its operations. In the process the bank has:

            o Completed the Assessment Inventory and Renovation Phase replacing and/or upgrading all Pcs, modems and hardware which were not Y2K ready. This was completed March 1998.

            o Performed and completed "baseline" and "future" date testing to establish a model for later test comparisons to ensure that the programs were computed correctly. There were no Y2K problems found.

            o Contacted third party vendors to follow their Y2K projects to make sure there will be no disruption to services they provide to the bank. The bank has worked with its vendors and has completed testing to ensure progress toward Y2K readiness. Testing with the banks' major vendor has determined there are no related issues outstanding as of November 1998. Continued testing will be to ensure this status.

            o Conducted point to point and end to end testing with the Federal Reserve. Testing was completed December 1998. There were no Y2K errors found during testing.

            o Developed a bank wide Y2K Business Resumption Contingency Plan so there will be no disruption of banking services to its customers or business partners. This plan will be tested by the end of June 1999.

Examinations by the bank's principal regulator has indicated the bank is progressing favorably in addressing its Y2K issues and has not detected any major deficiencies or adverse conditions in the banks' Y2K efforts.

To date the bank has incurred costs of approximately $67,651 and anticipates no more than $10,000 in additional costs for its Y2K efforts.

The bank has determined that the potential consequences of Year 2000 will not have a material effect on its business, results of operations or financial condition and the bank will be Y2K ready.

===============================================================================

                        GREAT GUARANTY BANCSHARES, INC.

                              NEW ROADS, LOUISIANA

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

===============================================================================

                                    CONTENTS


                                                                                  Page
                                                                                  ----

INDEPENDENT AUDITORS' REPORT                                                        1

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      December 31, 1998 and 1997                                                  2 - 3

CONSOLIDATED STATEMENTS OF INCOME
      Years ended December 31, 1998, 1997 and 1996                                4 - 5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      Years ended December 31, 1998, 1997 and 1996                                6 - 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended December 31, 1998, 1997 and 1996                                8 - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       10 - 32

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Great Guaranty Bancshares, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ [ILLEGIBLE]

Baton Rouge, Louisiana
March 17, 1999

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                           1998            1997
                                                       -----------     -----------
Cash and due from banks                                $ 2,194,636     $ 2,008,689

Interest-bearing deposits with banks                     2,175,631         198,000

Federal funds sold                                            --         1,125,000

Investment securities available-for-sale                14,516,280      14,277,636

Investments in restricted equity securities                227,100         214,200

Loans receivable, net of allowance for loan losses
  of $273,524 and $238,371, respectively                21,896,375      22,443,067

Accrued interest receivable                                301,585         329,130

Premises and equipment, net                                572,214         680,119

Other assets                                                87,042          90,739
                                                       -----------     -----------


TOTAL ASSETS                                           $41,970,863     $41,366,580
                                                       ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          1998            1997
                                                                      -----------      -----------
LIABILITIES
 Demand deposits                                                      $ 6,162,018      $ 6,735,334
    NOW deposits                                                        6,400,995        5,388,446
    Savings deposits                                                    7,714,140        8,165,704
    Time deposits, $100,000 and over                                    1,991,493        1,799,852
    Other time deposits                                                14,953,003       15,012,896
                                                                      -----------      -----------
           Total deposits                                              37,221,649       37,102,232

Notes payable                                                           1,055,227        1,339,252
   Accrued expenses and other liabilities                                 241,600          135,568
Federal funds purchased and securities sold
   under agreements to repurchase                                         600,000          240,659
Dividends payable                                                          35,843           35,843
                                                                      -----------      -----------
            Total liabilities                                          39,154,319       38,853,554
                                                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES                                                --               --

STOCKHOLDERS' EQUITY
Preferred stock-Series A, no par; 500,000 shares authorized;
 -0- shares issued and outstanding                                           --               --
Preferred stock-Series B, no par; 2,000,000 shares authorized;
 -0- shares issued and outstanding                                           --               --
Common Stock - $7.50 par value, 500,000 shares
    authorized; 143,374 shares issued and outstanding                   1,075,305        1,075,305
Additional paid-in capital                                              2,411,471        2,411,471
Accumulated deficit                                                      (702,553)      (1,011,241)
Accumulated other comprehensive income                                     32,321           37,491
                                                                      -----------      -----------
       Total stockholders' equity                                       2,816,544        2,513,026
                                                                      -----------      -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $41,970,863      $41,366,580
                                                                      ===========      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     Page 1 of 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                               1998           1997             1996
                                                           -----------     -----------      -----------
INTEREST INCOME
  Interest and fees on loans                               $ 2,116,839     $ 2,017,513      $ 1,671,939
  Interest on investment securities                            824,878       1,185,028        1,210,354
  Interest on federal funds sold                               107,007          35,485          105,250
  Interest on deposits with banks                               91,473          29,856           61,860
                                                           -----------     -----------      -----------
    Total interest income                                    3,140,197       3,267,882        3,049,403
                                                           -----------     -----------      -----------
INTEREST EXPENSE
  Interest on deposits                                       1,115,603       1,072,050          959,466
  Interest on notes payable                                     97,513         266,465          396,691
  Interest on federal funds purchased
    and securities sold under agreements to repurchase           1,459          17,141             --
                                                           -----------     -----------      -----------
      Total interest expense                                 1,214,575       1,355,656        1,356,157
                                                           -----------     -----------      -----------
NET INTEREST INCOME                                          1,925,622       1,912,226        1,693,246

  Provision (credit) for loan losses                            26,288         (14,500)         (15,000)
                                                           -----------     -----------      -----------
NET INTEREST INCOME AFTER
  Provision for loan losses                                  1,899,334       1,926,726        1,708,246
                                                           -----------     -----------      -----------
NON-INTEREST INCOME
  Service charges on deposit accounts                          316,317         305,781          342,481
  Other service charges and fees                                19,461          22,229           27,738
  Other income                                                   1,200          22,869           25,617
                                                           -----------     -----------      -----------
     Total non-interest income                                 336,978         350,879          395,836
                                                           -----------     -----------      -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                    PAGE 2 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                       1998           1997           1996
                                                                    ----------     ----------     ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    $  899,954     $  914,462     $  887,540
  Occupancy expense                                                    219,859        234,281        227,632
  Data processing fees                                                 114,369        103,215         87,501
  Loan processing fees                                                  68,253         91,722         83,489
  Legal fees                                                            16,885        103,254        107,884
  Other expense                                                        388,812        383,487        379,773
                                                                    ----------     ----------     ----------
     Total non-interest expense                                      1,708,132      1,830,421      1,773,819
                                                                    ----------     ----------     ----------
INCOME BEFORE TAXES AND EXTRAORDINARY ITEM                             528,180        447,184        330,263

  Income tax expense                                                   183,649        131,215        113,192
                                                                    ----------     ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM                                       344,531        315,969        217,071

EXTRAORDINARY ITEM

  Gain on forgiveness of debt (net of income tax of $294,953)             --        1,922,752           --
                                                                    ----------     ----------     ----------
NET INCOME                                                             344,531      2,238,721        217,071

  Premium paid on redemption of preferred stock                           --           62,359           --
                                                                    ----------     ----------     ----------
NET INCOME AVAILABLE FOR COMMON
  SHAREHOLDERS                                                      $  344,531     $2,176,362     $  217,071
                                                                    ==========     ==========     ==========
PER COMMON SHARE DATA:
  Income before extraordinary item                                  $     2.40     $     1.77     $     1.51
  Extraordinary item                                                      --            13.41           --
                                                                    ----------     ----------     ----------
NET INCOME PER COMMON SHARE                                         $     2.40     $    15.18     $     1.51
                                                                    ==========     ==========     ==========
  Average shares outstanding                                           143,374        143,374        143,374
                                                                    ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                          Preferred Stock
                                                       ------------------------------------------------------
                                                               Series A                      Series B
                                                       ------------------------      ------------------------
                                                        Shares          Amount         Shares        Amount
                                                       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1995                                24,462      $ 126,037         21,559      $ 111,080
 Comprehensive income:
Net income                                                  --             --             --             --
Net change in unrealized gain (loss) on securities
available-for-sale, net of taxes of ($46,789)               --             --             --             --
 Comprehensive income                                       --             --             --             --
                                                       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1996                                24,462        126,037         21,559        111,080
 Comprehensive income:
Net income                                                  --             --             --             --
Net change in unrealized gain (loss) on securities
available-for-sale, net of taxes of $19,866                 --             --             --             --
 Comprehensive income                                       --             --             --             --

Redemption of preferred stock
  at premium                                             (24,462)      (126,037)       (21,559)      (111,080)
Dividends declared                                          --             --             --             --
                                                       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1997                                  --             --             --             --
 Comprehensive income:
Net income                                                  --             --             --             --
Net change in unrealized gain (loss) on securities
 available-for-sale, net of taxes of ($2,663)               --             --             --             --
 Comprehensive income
Dividends declared                                          --             --             --             --
                                                       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1998                                  --        $    --             --        $    --
                                                       =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

       Common Stock                                              Accumulated
---------------------------      Additional                         Other           Total
                                  Paid-in       Accumulated     Comprehensive    Stockholders'
   Shares         Amount          Capital         Deficit          Income           Equity
-----------     -----------     -----------     -----------     -------------    -------------
    143,374     $ 1,075,305     $ 2,411,471     $(3,368,831)     $    89,754      $   444,816

       --              --              --           217,071             --

       --              --              --              --            (90,826)
       --              --              --              --               --            126,245
-----------     -----------     -----------     -----------      -----------      -----------

    143,374       1,075,305       2,411,471      (3,151,760)          (1,072)         571,061

       --              --              --         2,238,721             --

       --              --              --              --             38,563
       --              --              --              --               --          2,277,284


       --              --              --           (62,359)            --           (299,476)

       --              --              --           (35,843)            --            (35,843)
-----------     -----------     -----------     -----------      -----------      -----------

    143,374       1,075,305       2,411,471      (1,011,241)          37,491        2,513,026

       --              --              --           344,531             --

       --              --              --              --             (5,170)
    339,361

       --              --              --           (35,843)            --            (35,843)
-----------     -----------     -----------     -----------      -----------      -----------

    143,374     $ 1,075,305     $ 2,411,471     $  (702,553)     $    32,321      $ 2,816,544
===========     ===========     ===========     ===========      ===========      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                    PAGE 1 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                           1998            1997            1996
                                                                        ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $  344,531      $2,238,721      $  217,071
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                         118,517         121,111         119,589
      Provision for loan losses                                             26,288         (14,500)        (15,000)
      Deferred income tax expense (benefit)                                183,649         131,215         113,192
      Extraordinary item                                                      --        (1,922,752)           --
      Net amortization on investment premium\discounts                      39,372          43,422          (4,708)
      Stock dividends received                                             (12,900)        (12,100)        (11,500)
      Net gain on sale of other real estate                                   --              --           (24,204)
      Net investment securities gains                                         --           (15,046)         (4,293)
      (Increase) decrease in accrued income and other assets                    48         119,115            (894)
      Increase(decrease) in accrued expenses and other liabilities         (46,421)        (33,019)        (56,150)
                                                                        ----------      ----------      ----------
        Net cash provided by operating activities                          653,084         656,167         333,103
                                                                        ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities/principal
    paydowns of investment securities:
    Available-for-sale                                                   5,806,803       9,937,654       9,044,870
  Purchase of investment securities
    Available-for-sale                                                  (6,089,990)     (4,497,700)     (8,413,250)
  Net change in:
    Interest-bearing deposits with banks                                (1,977,631)      1,090,571      (1,288,571)
    Federal funds sold                                                   1,125,000      (1,125,000)      1,825,000
    Loans                                                                  520,404      (5,604,855)     (2,077,466)
Purchase of equipment and building improvements                            (48,032)       (136,376)        (79,595)
Proceeds from sale of real estate                                           37,420            --           195,281
                                                                        ----------      ----------      ----------
      Net cash used in investing activities                               (626,026)       (335,706)       (793,731)
                                                                        ----------      ----------      ----------


The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                    PAGE 2 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    1998              1997              1996
                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing
    demand,savings, and NOW accounts                            $    (12,331)     $   (236,777)     $    597,048
  Net increase (decrease) in time deposits                           131,748         1,104,855           647,849
  Payments on notes payable to banks                                (165,000)       (2,935,000)         (700,524)
  Payments on FHLB notes payable                                    (119,026)         (110,453)         (102,490)
  Net changes in federal funds purchased and
    securities sold - repurchase agreement                           359,341          (459,431)          700,000
  Redemption of preferred stock                                         --            (299,476)             --
  Dividends paid                                                     (35,843)             --                --
  Settlement proceeds                                                   --           2,217,705              --
                                                                ------------      ------------      ------------
    Net cash provided by (used in) financing activities              158,889          (718,577)        1,141,883
                                                                ------------      ------------      ------------
  Net increase (decrease) in cash and due from banks                 185,947          (398,116)          681,255

  Cash and due from banks - beginning of year                      2,008,689         2,406,805         1,725,550
                                                                ------------      ------------      ------------
  Cash and due from banks - end of year                         $  2,194,636      $  2,008,689      $  2,406,805
                                                                ============      ============      ============
Supplemental disclosures of cash flow information:

    Cash paid during the year for:

      Interest                                                  $  1,221,664      $  1,409,434      $  1,361,830
                                                                ============      ============      ============
      Income taxes                                              $     12,320      $       --        $       --
                                                                ============      ============      ============


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

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guaranty Bank & Trust Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

          INVESTMENT IN DEBT SECURITIES

          All of the Bank's investments in debt securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities."

          Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

          Unrealized holding gains and losses, net of tax, on securities are reported as a net amount in other comprehensive income.

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

          BANK PREMISES AND EQUIPMENT

          Bank premises and equipment are stated at cost less accumulated depreciation which is computed using either straight-line or accelerated methods over the estimated useful lives of the assets, which range from three to twenty years.

          INCOME TAXES

          Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          EARNINGS PER SHARE

          Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Preferred stock dividends and premiums paid for redemptions of preferred stock are deducted from net income in performing the calculation.

          COMPREHENSIVE INCOME

          Comprehensive income is the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the change in unrealized gains (losses), net of taxes, on available-for-sale securities.

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

          The following methods and assumptions were used by Bancshares in estimating its fair value disclosures for financial instruments:

               Cash and Short-Term Instruments - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair values.

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

               Loans Receivable - For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

          ADVERTISING

          The Bank expenses advertising as incurred. Advertising expense was $28,328, $16,158, and $37,857 for the years 1998, 1997 and 1996, respectively.

          RECLASSIFICATION

          Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the current year presentation.

2.   RESTRICTION ON CASH AND DUE FROM BANKS

     The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 1998 and 1997, was $300,000.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT SECURITIES

     Debt and equity securities consisted of the following:

                                                                December 31, 1998
                                            --------------------------------------------------------
                                                                Gross       Gross
                                              Amortized      Unrealized   Unrealized         Fair
                                                Cost            Gains       Losses           Value
                                            ------------      --------     --------      -----------
     Available-for-Sale

     U.S. Treasury & U. S. Agency           $  3,000,000      $ 26,522     $    -        $ 3,026,522
     Mortgage-backed securities                9,691,648        39,208      (16,759)       9,714,097
     Agency for International
       Development bonds                       1,775,661          -            -           1,775,661
                                            ------------      --------     --------      -----------
                                            $ 14,467,309      $ 65,730     $(16,759)     $14,516,280
                                            ============      ========     ========      ===========
     Investments in Restricted
       Equity Securities

     Stock in Federal Home
       Loan Bank, at cost                   $    227,100      $   -        $   -         $   227,100
                                            ============      ========     ========      ===========

                                                               December 31, 1997
                                            --------------------------------------------------------
                                                                Gross       Gross
                                              Amortized      Unrealized   Unrealized         Fair
                                                Cost            Gains       Losses           Value
                                            ------------      --------     --------      -----------
     Available-for-Sale

     U.S. Treasury & U. S. Agency           $  4,000,000      $ 21,720     $   --        $ 4,021,720
     Mortgage-backed securities                8,343,883        79,460      (44,376)       8,378,967
     Agency for International
       Development bonds                       1,876,949          --           -           1,876,949
                                            ------------      --------     --------      -----------
                                            $ 14,220,832      $101,180     $(44,376)     $14,277,636
                                            ============      ========     ========      ===========

     Investments in Restricted
       Equity Securities

     Stock in Federal Home
       Loan Bank, at cost                   $    214,200      $   --       $   --        $   214,200
                                            ============      ========     ========      ===========

     Gross realized gains and losses on sales of securities were as follows:

                                               Gains              Losses
                                              --------           --------
           1998                               $   --             $   --
           1997                                 18,863              3,823
           1996                                  4,295               --

Investments in restricted equity securities consist of stock of the Federal Home Loan Bank. These investments' fair values are based on the recoverability of their par value. The Bank is required to maintain an investment balance in FHLB equal to 5% of its outstanding advances with the Federal Home Loan Bank (see
Note 7). These investments are pledged as collateral against borrowings from the FHLB.

The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized        Fair
                                                           Cost          Value
                                                       -----------    -----------
       Due in one year or less                         $   632,513    $   634,718
       Due from one year to five years                   3,476,842      3,505,260
       Due from five years to ten years                  3,978,743      3,960,552
       Due after ten years                               6,379,211      6,415,750
                                                       -----------    -----------
                                                       $14,467,309    $14,516,280
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

Investment securities with an approximate cost of $4,043,000 and $1,000,000 and an approximate fair value of $4,043,000 and $1,000,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    LOANS

      The components of loans in the statements of condition at December 31, were as follows:

                                              (In Thousands)
                                        -------------------------
                                          1998             1997
                                        --------         --------
Commercial                              $  1,783         $    939
Commercial real estate                     1,755            2,461
Residential real estate                   12,641           13,627
Consumer                                   2,712            3,219
Agricultural                               3,279            2,435
Less:  Allowance for loan losses            (274)            (238)
                                        --------         --------
    Loans, net                          $ 21,896         $ 22,443
                                        ========         ========

     An analysis of the change in the allowance for loan losses follows:

                                                       1998        1997          1996
                                                    ---------    ---------    ---------
Balance, beginning of year                          $ 238,371    $ 254,819    $ 261,601
Loans charged off                                      (5,778)      (3,613)        --
Recoveries                                             14,643        1,665        8,218
Provision (credit) for loan losses                     26,288      (14,500)     (15,000)
                                                    ---------    ---------    ---------
Balance, end of year                                $ 273,524    $ 238,371    $ 254,819
                                                    =========    =========    =========

Impairment of loans having recorded investments of $22,778 and $23,437 at December 31, 1998 and 1997, respectively, has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans for 1998 and 1997 was approximately $23,000. No allowance for loan loss has been recognized on these loans due to collateral values exceeding the loan values. No interest income was recognized on impaired loans during 1998 or 1997. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Loans having carrying values of $17,954 were transferred to foreclosed real estate as of December 31, 1998. The Bank had no foreclosed real estate as of December 31, 1997.

5.   TIME DEPOSITS

     At December 31, 1998, the scheduled maturities of time deposits are as follows: (in thousands)

Within 3 months or less                           $  5,287
Over 3 months through 12 months                      9,282
Over 1 year through 5 years                          2,375
                                                  --------
                                                  $ 16,944
                                                  ========

6.   PREMISES AND EQUIPMENT

     Components of premises and equipment included in the statements of condition at December 31, 1998 and 1997 were as follows:

                                                         1998              1997
                                                     ------------     ------------
           Cost:
              Land                                   $    249,730     $    276,990
              Buildings                                 1,278,978        1,278,978
              Furniture and equipment                     692,884          655,012
                                                     ------------     ------------
           Total cost                                   2,221,592        2,210,980
           Less:  accumulated depreciation             (1,649,378)      (1,530,861)
                                                     ------------     ------------
              Net book value                         $    572,214     $    680,119
                                                     ============     ============

     Depreciation expense amounted to $118,517, $121,111 and $119,589 for the years ended December 31, 1998, 1997, and 1996, respectively.

7.   NOTES PAYABLE

     LONG-TERM DEBT

     The Bank is eligible to borrow funds from the Federal Home Loan Bank under an Advances, Collateral Pledge and Security Agreement dated April 20, 1994. Under this agreement, the Bank can receive advances up to a maximum amount, based on the value of collateral pledged as determined by FHLB guidelines. Each advance has a fixed rate, determined as of the date of the advance and a repayment term of 113-132 months. All advances are secured by a blanket floating lien on all of the Bank's 1-4 single family first mortgage loans, Federal Home Loan Bank stock and deposits with the Federal Home Loan Bank. The carrying amounts and assigned values of collateral pledged under this agreement are as follows:

                                                                         December 31, 1998
                                                                    --------------------------
                                                                      Carrying       Assigned
                                                                       Amount          Value
                                                                    -----------     ----------
           FHLB stock                                               $  227,100      $  227,100
           Deposits with FHLB                                           123,525        123,525
           1-4 single family first mortgage loans                    12,286,305      9,214,728
                                                                    -----------     ----------
                                                                    $12,636,930     $9,565,353
                                                                    ===========     ==========

          Maximum advances available (value divided by 110%)                        $8,695,775
          Advances outstanding                                                      (1,055,227)
                                                                                     ---------
          Advances available and unused                                             $7,640,548
                                                                                    ==========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   NOTES PAYABLE  (continued)

     LONG-TERM DEBT  (continued)

     Advances outstanding under this agreement totalled $1,174,252 at December 31, 1997.

     Scheduled future principal payments of advances outstanding as of December 31, 1998 are as follows:

              1999                                               $    134,181
              2000                                                    137,370
              2001                                                    148,052
              2002                                                    159,568
              2003                                                    171,985
              Thereafter                                              304,071
                                                                 ------------
                                                                 $  1,055,227
                                                                 ============

     The weighted average interest rate of all advances outstanding as of December 31, 1998 was 7.5%. Interest expense on these advances amounted to $83,227, $91,786 and $99,793 for 1998, 1997, and 1996, respectively.

8.   INCOME TAXES

     The Company and the subsidiary Bank file a consolidated income tax return. The reasons for the differences between the statutory federal income tax rates and the effective tax rates applied to income before income taxes and extraordinary items are summarized as follows:

                                             1998         %           1997            %          1996           %
                                           --------     -----      ---------        -----      ---------      -----
     Tax based on statutory rate           $179,581      34.0%     $ 152,043         34.0%     $ 112,289       34.0%
     Tax exempt interest                       --          --           --             -            (485)       (.1)
     Other                                    4,068        .8        (20,828)        (4.7)         1,388         .4
                                           --------     -----      ---------        -----      ---------      -----
                                           $183,649      34.8%     $ 131,215         29.3%     $ 113,192       34.3%
                                           ========     =====      =========        =====      =========      =====

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES  (continued)

     In accordance with Statement of Financial Accounting Standards No. 109, deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) which are included in other assets (net) on the accompanying statements of condition are comprised of the following at December 31:

                                                                        1998            1997
                                                                    ----------       ----------
          Unrealized investment gains - available-for-sale          $  (16,650)      $  (19,314)
          Stock dividends received on investments                      (17,374)         (12,988)
          Allowance for loan losses                                   (196,169)        (205,107)
                                                                    ----------       ----------
              Gross deferred tax liability                            (230,193)        (237,409)
                                                                    ----------       ----------
          Net operating loss carryforward                               38,240          228,487
          Depreciation on premises and equipment                         6,920            4,111
          Business credit carryforwards and other                       39,499           36,009
                                                                    ----------       ----------
              Gross deferred tax asset                                  84,659          268,607
                                                                    ----------       ----------
              Net deferred tax asset (liability)                    $ (145,534)      $   31,198
                                                                    ==========       ==========

     The consolidated provision for income taxes is summarized as follows:

                                                1998          1997          1996
                                              --------      --------     ---------
          Taxes payable currently             $  9,045      $  5,557     $   --
          Deferred tax expense                 174,604       125,658      113,192
                                              --------      --------     ---------

                                              $183,649      $131,215     $113,192
                                              ========      ========     =========


     At December 31, 1998, the Company had available net operating loss carryforwards of approximately $112,000, which expire in 2010.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   RELATED PARTIES

     Certain officers and directors, and companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank in the aggregate amounts of $1,260,208 and $1,379,818 at December 31, 1998 and 1997,
     respectively. During 1998 and 1997, $1,587,264 and $1,709,609 of new loans were made, and loan repayments totaled $1,706,874 and $1,093,441, respectively.

10.  CONTINGENCIES AND COMMITMENTS

     The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are further described in
     Note 16 - Financial Instruments.

     The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company.

11.  EXTRAORDINARY GAIN

     In years prior to 1998, the Company had been a plaintiff in an action seeking declaration of the amount due under promissory notes held by a defendant creditor comprised of a group of individuals, including stockholders of the Company. These notes evidenced advances originally made to Great Guaranty Bancshares in 1987-88. In its reconventional demand, the defendant sought judgment on the notes and, in the alternative, 90% of the capital stock of the holding company in exchange for cancellation of the notes. After trial on the merits in August 1994, the defendant's alternative demand for delivery of holding company stock in exchange for cancellation of indebtedness was denied, but judgment for approximately $3.6 million was awarded against the holding company on the notes. The trial court's judgment was appealed by both parties.

     In 1995 the Company delivered to the defendants the judgment amount, with reservation of all rights on appeal. In December 1996, the appellate court modified the trial court's judgment and reduced the amount due to the defendant to approximately $1.8 million.

     In April 1997, the Supreme Court of Louisiana reviewed the appellate court's ruling and re-affirmed.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    EXTRAORDINARY GAIN (continued)

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

12.    SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

       All of the Bank's loans and commitments have been granted to customers in the Bank's market area and the concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commitments to extend credit were granted primarily to agricultural and commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector.

13.    REGULATORY MATTERS

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  REGULATORY MATTERS  (continued)

     In addition to these minimum capital levels which are standard for all banks under the authority of the FDIC, the Bank is required to maintain a minimum Tier I to Average Assets ratio of 6% (rising to 7% in 1999). This higher standard is required as a condition to the FDIC's and the Louisiana Office of Financial Institutions' permission for a dividend to the holding company of $1,521,865 in 1997.

     As of December 31, 1998, the most recent notification from the Louisiana Office of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Categorization criteria are based on maintenance of minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table (in thousands):

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                         For Capital           Prompt Corrective
                                                 Actual              Adequacy Purposes:        Action Provisions:
                                           ------------------      ----------------------     -------------------
                                           Amount       Ratio      Amount          Ratio       Amount       Ratio
                                           -------      -----      -------         ------     -------      ------
     As of December 31, 1998:
       Total Capital
         (to Risk Weighted Assets)         $ 2,983      15.6%      $ 1,528         > 8.0%     $ 1,911      >10.0%
                                                                                   -                       -
       Tier I Capital
         (to Risk Weighted Assets)           2,745      14.4%          764         > 4.0%       1,146      > 6.0%
                                                                                   -                       -
       Tier I Capital
         (to Average Assets)                 2,745       6.5%        1,665         > 4.0%       2,081      > 5.0%
                                                                                   -                       -
     As of December 31, 1997:
       Total Capital
         (to Risk Weighted Assets)           2,689      13.3%        1,617         > 8.0%       2,021      >10.0%
                                                                                   -                       -
       Tier I Capital
         (to Risk Weighted Assets)           2,451      12.1%          808         > 4.0%       1,213      > 6.0%
                                                                                                           -
       Tier I Capital
         (to Average Assets)                 2,451       5.8%        1,678         > 4.0%       2,098      > 5.0%
                                                                                                           -

14.    RESTRICTIONS ON DIVIDENDS

       The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount that the Bank could declare in 1998 and 1997 without such approval was equal to one-half of those years' earnings, exclusive of non-recurring items. This restriction was more stringent than those imposed under normal conditions due to the special approval of the 1997 dividend of $1,521,865. At December 31, 1998, there was no amount available for dividends without prior regulatory approval.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    RESTRICTIONS ON DIVIDENDS (continued)

       Subsequent to year end the Bank was released from the higher level restriction. With the easing of the restriction, dividends that the Bank can declare without prior regulatory approval is equal to any current year's earnings plus the prior year's undistributed earnings.

15.    EMPLOYEE BENEFITS

       The Bank maintains a 401(k) plan for its employees, which allows them to make contributions to the plan with pre-tax salary reductions. The Bank matches contributions dollar for dollar up to three percent of employees' gross salary. Contributions to the plan were $23,453, $23,809 and $22,831 for 1998, 1997, and 1996, respectively.

16.    FINANCIAL INSTRUMENTS

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

       The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 1998 or 1997.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  FINANCIAL INSTRUMENTS  (continued)

     The estimated fair values of the Bank's financial instruments were as follows:

                                                           December 31, 1998            December 31, 1997
                                                       ------------------------      ------------------------
                                                       Carrying         Fair         Carrying         Fair
                                                        Amount          Value         Amount          Value
                                                       ---------      ---------      ---------      ---------
                                                           (in thousands)                    (in thousands)
Financial assets:
     Cash and due from banks,
        interest-bearing deposits with
        banks, and federal funds sold                  $   4,371      $   4,371      $   3,332      $   3,332
     Securities available-for-sale                        14,516         14,516         14,278         14,278
     Restricted equity securities                            227            227            214            214
     Loans receivable                                     21,896         22,427         22,443         22,791
     Accrued interest receivable                             302            302            329            329

Financial liabilities:
     Deposit liabilities                                  37,259         37,396         37,102         37,165
     Short-term borrowings                                   600            600            241            241
     Long-term debt                                        1,055          1,190          1,174          1,281

     A summary of the Bank's commitments and contingent liabilities at December 31, 1998, is as follows:

                                                             Notional
                                                              Amount
                                                           -----------
    Commitments to extend credit                           $ 2,685,646
    Credit card arrangements                                   432,714

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE 1 OF 2
17.   BANK ONLY FINANCIAL STATEMENTS


                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                          1998                 1997
                                                                                    ----------------     ----------------
     Cash and due from banks                                                        $      2,194,636     $      2,008,689
     Interest-bearing deposits with banks                                                  2,175,631              198,000
     Federal funds sold                                                                         -               1,125,000
     Investment securities - available-for-sale                                           14,516,280           14,277,636
     Restricted investments in equity securities                                             227,100              214,200
     Loans, net of allowance for loan losses                                              21,896,375           22,443,067
     Properties and equipment, net                                                           572,214              680,119
     Accrued interest receivable                                                             301,585              329,130
     Other assets                                                                             87,042               59,543
                                                                                    ----------------     ----------------

           TOTAL ASSETS                                                             $     41,970,863     $     41,335,384
                                                                                    ================     ================

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     PAGE 2 OF 2
17.   BANK ONLY FINANCIAL STATEMENTS  (continued)

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         1998              1997
                                                     ------------      ------------
LIABILITIES
     Demand deposits                                 $  6,198,889      $  6,777,740
     NOW deposits                                       6,400,995         5,388,446
     Savings deposits                                   7,714,140         8,165,704
     Time deposits, $100,000 and over                   1,991,493         1,799,852
     Other time deposits                               14,953,003        15,012,896
                                                     ------------      ------------
        Total deposits                                 37,258,520        37,144,638

     Notes payable                                      1,055,227         1,174,252
     Accrued expenses and other liabilities               279,842           287,365
     Federal funds purchased and securities sold
        under agreements to repurchase                    600,000           240,659
                                                     ------------      ------------
        Total liabilities                              39,193,589        38,846,914
                                                     ------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES                       --                --

STOCKHOLDER'S EQUITY
     Common stock - $7.50 par value
        Authorized - 200,000 shares; issued
        and outstanding - 96,242 shares                   721,815           721,815
     Additional paid-in capital                         5,123,569         4,965,350
     Accumulated deficit                               (3,100,431)       (3,236,186)
     Accumulated other comprehensive income                32,321            37,491
                                                     ------------      ------------
        Total stockholder's equity                      2,777,274         2,488,470
                                                     ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 41,970,863      $ 41,335,384
                                                     ============      ============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  BANK ONLY FINANCIAL STATEMENTS
                                                                    Page 1 of 2

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998            1997             1996
                                                        -----------     -----------      -----------
INTEREST INCOME
 Interest and fees on loans                             $ 2,116,839     $ 2,017,513      $ 1,671,939
 Interest on investment securities                          824,878       1,185,028        1,210,354
 Interest on federal funds sold                             107,007          35,485          105,250
 Interest on deposits with banks                             91,473          29,856           61,860
                                                        -----------     -----------      -----------
 Total interest income                                    3,140,197       3,267,882        3,049,403
                                                        -----------     -----------      -----------
INTEREST EXPENSE
 Interest on deposits                                     1,115,603       1,072,050          959,466
 Interest on notes payable                                   83,227          91,786           99,793
 Interest on federal funds purchased and securities
    sold under agreements to repurchase                       1,459          17,141              410
                                                        -----------     -----------      -----------
 Total interest expense                                   1,200,289       1,180,977        1,059,669
                                                        -----------     -----------      -----------
NET INTEREST INCOME                                       1,939,908       2,086,905        1,989,734

 Provision (credit) for loan losses                          26,288         (14,500)         (15,000)
                                                        -----------     -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               1,913,620       2,101,405        2,004,734
                                                        -----------     -----------      -----------
NON-INTEREST INCOME
 Service charges on deposit accounts                        316,317         305,781          342,481
 Other service charges and fees                              19,461          22,229           23,443
 Other income                                                 1,200          22,869           29,913
                                                        -----------     -----------      -----------
    Total non-interest income                               336,978         350,879          395,837
                                                        -----------     -----------      -----------

                            GREAT GUARANTY BANCSHARES
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  BANK ONLY FINANCIAL STATEMENTS (continued)

                                                                    PAGE 2 OF 2

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                        1998           1997           1996
                                     ----------     ----------     ----------
NON-INTEREST EXPENSES
  Salaries and employee benefits        899,954        914,462        887,540
  Occupancy expense                     219,859        234,281        227,632
  Data processing fees                  114,369        103,215         91,152
  Loan processing fees                   68,253         91,722         83,489
  Legal fees                              8,624         20,534         15,654
  Other expense                         374,934        358,121        375,551
                                     ----------     ----------     ----------
     Total non-interest expense       1,685,993      1,722,335      1,681,018
                                     ----------     ----------     ----------
INCOME BEFORE TAXES                     564,605        729,949        719,553

  Income tax expense                    193,849        223,992        245,551
                                     ----------     ----------     ----------
NET INCOME                           $  370,756     $  505,957     $  474,002
                                     ==========     ==========     ==========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT ONLY FINANCIAL STATEMENTS


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                                                        1998             1997
                                                                     -----------      -----------
                           ASSETS

Cash in subsidiary bank                                              $    36,872      $    42,406
Investment in subsidiary                                               2,777,274        2,488,470
Deferred tax asset                                                        38,241          186,260
                                                                     -----------      -----------
    Total Assets                                                     $ 2,852,387      $ 2,717,136
                                                                     ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest payable                                             $      --        $     3,267
Notes payable                                                               --            165,000
Accrued dividends payable                                                 35,843           35,843
                                                                     -----------      -----------
    Total Liabilities                                                     35,843          204,110
                                                                     -----------      -----------
Preferred stock - Series A, no par; 500,000 shares authorized;
          -0- shares issued and outstanding                                 --               --
Preferred stock - Series B, no par; 2,000,000 shares authorized;
          -0- shares issued and outstanding                                 --               --
Common stock - $7.50 par value; 500,000 shares
    authorized; 143,374 shares issued and outstanding                  1,075,305        1,075,305
Additional paid-in capital                                             2,411,471        2,411,471
Accumulated deficit                                                     (702,553)      (1,011,241)
Accumulated other comprehensive income                                    32,321           37,491
                                                                     -----------      -----------
    Total Stockholders' Equity                                         2,816,544        2,513,026
                                                                     -----------      -----------
    Total Liabilities and Stockholders' Equity                       $ 2,852,387      $ 2,717,136
                                                                     ===========      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT ONLY FINANCIAL STATEMENTS  (continued)


                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                          Years ended December 31,
                                               ---------------------------------------------
                                                   1998            1997              1996
                                               -----------      -----------      -----------
INCOME
   Dividends received from Subsidiary Bank     $   235,000      $ 1,521,865      $   990,694
                                               -----------      -----------      -----------
EXPENSES
   Interest expense                                 14,286          174,679          296,488
   Legal fees                                        8,260           82,721           92,230
   Other expenses                                   13,878           25,365              572
                                               -----------      -----------      -----------
                                                    36,424          282,765          389,290
                                               -----------      -----------      -----------
INCOME BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS
   OF SUBSIDIARY                                   198,576        1,239,100          601,404

   Equity in undistributed earnings
       of subsidiary                               135,755       (1,015,908)        (516,692)
                                               -----------      -----------      -----------
   INCOME BEFORE TAXES AND
       EXTRAORDINARY GAIN                          334,331          223,192           84,712

   Income tax expense (benefit)                    (10,200)         (92,777)        (132,359)
                                               -----------      -----------      -----------
   INCOME BEFORE EXTRAORDINARY
       GAIN                                        344,531          315,969          217,071

   EXTRAORDINARY GAIN
       (Net of income tax)                            --          1,922,752             --
                                               -----------      -----------      -----------
   NET INCOME                                  $   344,531      $ 2,238,721      $   217,071
                                               ===========      ===========      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT ONLY FINANCIAL STATEMENTS  (continued)


                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                           Years ended December 31,
                                                                 ---------------------------------------------
                                                                    1998             1997              1996
                                                                 -----------      -----------      -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                 $   344,531      $ 2,238,721      $   217,071
      Adjustments to reconcile net
         income  to cash (used in) provided
         by operating activities:
           Extraordinary item                                           --         (1,922,752)            --
           Equity in undistributed earnings
             of subsidiary                                          (135,755)       1,015,908          516,692
           Changes in operating assets and liabilities:
              Dividends receivable                                      --               --            114,000
              Accrued interest payable                                (3,267)         (55,210)         (21,220)
           Income tax benefit derived from tax
              loss generated                                         (10,200)         (92,777)        (132,359)
                                                                 -----------      -----------      -----------
         Cash provided by operating activities                       195,309        1,183,890          694,184
                                                                 -----------      -----------      -----------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable                           (165,000)      (2,935,000)        (700,524)
      Redemption of preferred stock                                     --           (299,476)            --
       Dividends paid                                                (35,843)            --               --
      Settlement received                                               --          2,217,705             --
Payments on amounts due subsidiary                                      --           (127,134)            --
                                                                 -----------      -----------      -----------
         Cash used in financing activities                          (200,843)      (1,143,905)        (700,524)
                                                                 -----------      -----------      -----------
    Net increase (decrease) in cash                                   (5,534)          39,985           (6,340)

    Cash - beginning of year                                          42,406            2,421            8,761
                                                                 -----------      -----------      -----------
    Cash - end of year                                           $    36,872      $    42,406      $     2,421
                                                                 ===========      ===========      ===========
    Supplemental disclosure of cash flow information:
      Cash paid for:
         Interest                                                $    17,552      $   229,889      $   317,707
                                                                 ===========      ===========      ===========
         Income taxes                                            $      --        $      --        $      --
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

     Dr. Donald W. Doucet, age 41, was elected a director in 1998. Dr. Doucet has been a practicing physician since 1985 specializing in Internal Medicine.

     Craig A. Major, age 51, has been a director since 1993. Mr. Major has been a cattle rancher for over twenty-five years. Mr. Major also oversees various personal and family real-estate properties.

     Sylvester Muckelroy, age 73, was elected a director in 1998. Mr. Muckelroy retired from the Pointe Coupee Parish School Board in 1988. Mr. Muckelroy is the Mayor of the City of New Roads and is currently serving his second term.

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

     J. Layne Orillion, age 51, has been a director since 1993. Mr. Orillion is President and owner of Lo-Vac, Inc., which he founded in 1982.

     F. Gregory Roy, age 47, has been a director since 1993. Mr. Roy has been a 50% owner of P & G Farms, Inc. and has been in farming since 1978.

     Each director has been elected without specific term to serve until his successor is duly qualified and elected.

     The foregoing directors of Bancshares are also directors of Guaranty Bank. Additional directors of Guaranty Bank are Daniel R. Domingue, Jr.; see discussion of "Executive Officers" below.

EXECUTIVE OFFICERS

     The executive officers of Guaranty Bank are as follows:

     Beverly B. David, age 54 is a Vice-President and head of bank operations and has served in that capacity since 1989. Mrs. David also serves as the bank's Cashier and Security Officer.

     Daniel R. Domingue, Jr., age 54, has served as the Bank's President and Chief Executive Officer and as a director of Guaranty Bank since 1994. Prior to joining Guaranty Bank, Mr. Domingue served for five years as President/CEO of Bank of Lafayette. Mr. Domingue has been in banking for over twenty-five years.

     R. Keith Miller, age 47, served during 1997 as Executive Vice President and as the Bank's Senior Lending Officer. Prior thereto Mr. Miller had been an executive officer since joining Guaranty Bank in 1982. Mr. Miller resigned from Guaranty Bank, effective February 23, 1998.

     J. Wade O'Neal, age 42, has been employed by Guaranty Bank for eighteen years and serves as Senior Vice-President and Senior Loan Officer. Mr. O'Neal also serves as the Bank's Compliance Officer and Head of Loan Administration.

     Larry J. Roberts, age 58, served as Senior Vice-President and Chief Financial Officer and was employed by Guaranty Bank for twenty-six years. Mr. Roberts also served as Secretary to the Board of Guaranty Bank and as Treasurer of Bancshares. Mr. Roberts resigned from Guaranty Bank, effective April 17, 1998.

                             EXECUTIVE COMPENSATION

     Daniel R. Domingue, Jr. serves as the authorized representative of Bancshares and as President and Chief Executive Officer of Guaranty Bank, for which he received aggregate cash compensation during the three years ended December 31, 1998 as set forth in the cash compensation table below. No executive officer or employee of Bancshares or Guaranty Bank earned aggregate compensation during any of the three years ended December 31, 1998 exceeding $100,000, except Daniel R. Domingue, Jr. in 1997.


Name of Individual and Position              Year         Salary       Bonus         Other
-------------------------------              ----         ------       -----         -----
Daniel R. Domingue, Jr.,                     1996        $75,000     $ 15,000       $8,250(1)
Guaranty Bank President and CEO              1997         75,000       15,000       10,990(1)
                                             1998         75,000       10,000       11,990(1)

     ------------------
     (1) Includes living allowance, Bank's 401(k) matching contribution and incentive and vacation pay.

     401(k) Plan. Under Guaranty Bank's 401(k) Plan, officers and employees of the Bank may make contributions to the Plan with pre-tax salary reductions. The Bank matches contributions up to three (3%) percent of the contributing employee's gross salary.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of December 31, 1998, the following persons were known by Bancshares to be the beneficial owners of more than five (5%) percent of the outstanding shares of voting securities of Bancshares:

Name of Beneficial Owner        Shares Beneficially Owned       Percent of Class
------------------------        -------------------------       ----------------
H.T. Olinde, Jr.(1)                      12,488                     8.71%

     -------------------
     (1) Includes shares voted by Mr. Olinde but owned by Brown Brokerage Co. (369 shares) and B. Olinde & Sons (3,036 shares).

SECURITY OWNERSHIP OF MANAGEMENT

     The following table indicates the beneficial ownership as of December 31, 1998, of Bancshares voting securities by (i) each director of Bancshares, (ii) the chief executive officer of Guaranty Bank, and (iii) all directors and executive officers of Bancshares and Guaranty Bank as a group:

Name and Position                                      Shares Beneficially Owned        Percent of Class
-----------------                                      -------------------------        ----------------
Joseph L. Dabadie, Jr., Director                                   606                          *
Dr. Donald W. Doucet, Director                                     340                          *
Craig A. Major, Director                                           436                          *
Sylvester Muckelroy, Director                                      221                          *
H. T. Olinde, Jr., Director                                     12,488                        8.71%
J. Layne Orillion, Director                                        150                          *
F. Gregory Roy, Director                                           348                          *
Daniel R. Domingue, Jr., Chief Executive Officer of                312                          *
   Guaranty Bank
Directors and Executive Officers as                             14,985                       10.45%
   a group (10 persons)

* less than 1.0%

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

     (i) J. Layne Orillion; (ii) director of Bancshares; (iii) loan and line of credit commitment to affiliate companies; (iv) a total of $1,459 outstanding at December 31, 1998 with $100,000 in available commitments.

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

                              GREAT GUARANTY BANCSHARES, INC.

Dated:  March 31, 1999        By:  /s/ Daniel R. Domingue, Jr.
                                   ------------------------------
                                   Daniel R. Domingue, Jr.
                                   Authorized Representative
                                   of Great Guaranty Bancshares, Inc.
                                   and President and CEO of Guaranty
                                   Bank & Trust Company

                              By:  /s/ J. Wade O,Neal
                                   ------------------------------
                                   J. Wade O'Neal
                                   Treasurer of Great Guaranty Bancshares, Inc.
                                   and Secretary of Guaranty Bank & Trust Co.

                                  EXHIBIT INDEX

            Exhibit 21      Subsidiaries of Great Guaranty Bancshares, Inc.

            Exhibit 27      Financial Data Schedule