Form 10QSB
period 1999-03-31
GREAT GUARANTY BANCSHARES INC
filed 1999-05-05
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to

                        Commission file number 000-22487

                         GREAT GUARANTY BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

                                                       72-0919109
                  LOUISIANA                          (I.R.S. Employer
          (State of Incorporation)                Identification Number)

                              175 NEW ROADS STREET
                           NEW ROADS, LOUISIANA 70760
                    (Address of principal executive offices)

                                  (504)638-5641
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF MARCH 31, 1999

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE
                                                                                      REFERENCE
         ITEM 1.  FINANCIAL STATEMENTS                                                   1

                  Consolidated Balance Sheets as of March 31, 1999                       1

                  Consolidated Statements of Income for the three months
                  ended March 31, 1999 and 1998                                          2

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1999 and 1998                                          3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION            5

                  Material Changes in Financial Condition                                5

                  Three Months Ended March 31, 1999 Compared with Three Months Ended
                  March 31, 1998                                                         5

                  March 31, 1999 Compared with December 31, 1998                         6

                  Loan Loss Provision                                                    6

                  Income Taxes                                                           6

PART II - OTHER INFORMATION                                                              6

         ITEM 1.  LEGAL PROCEEDINGS                                                      6

         ITEM 2.  YEAR 2000 READINESS DISCLOSURES                                        6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       7

SIGNATURES                                                                               8

EXHIBIT INDEX                                                                            9

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                     $  1,567,368
     Interest-bearing deposits with banks                           1,651,869
     Federal Funds Sold                                               625,000
     Investments securities - available for sale                   13,643,734
     Restricted investments in equity securities                      230,300
     Loans, net of allowance for loan losses of $274,861           23,278,965
     Properties and equipment, net                                    549,255
     Accrued interest receivable                                      331,196
     Other Assets                                                      58,075
                                                                 ------------
         TOTAL ASSETS                                            $ 41,935,762
                                                                 ============
LIABILITIES AND SHAREHOLDER'S EQUITY
     LIABILITIES

          Demand deposits                                        $  5,967,270
          NOW accounts                                              7,176,939
          Savings deposits                                          7,806,708
          Time deposits, $100,000 and over                          2,102,340
          Other time deposits                                      14,669,763
                                                                 ------------

          Total deposits                                         $ 37,723,020

          Notes Payable                                             1,024,054
          Accrued expenses and other liabilities                      299,759
          Federal Funds Purchased                                           0
          Income Taxes Payable                                            605
                                                                 ------------

          Total liabilities                                      $ 39,047,438
                                                                 ------------

     SHAREHOLDER'S EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding      $  1,075,305
          Capital surplus                                           2,411,471
          Retained deficit                                           (627,146)
          Unrealized gain (loss) on securities available for
              sale, net of tax of ($14,781)                            28,693
                                                                 ------------
          Total shareholders' equity                             $  2,888,323


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 41,935,762
                                                                 ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended Mar. 31,
                                               1999         1998
                                             --------     --------
Interest and fees on loans                   $507,550     $514,877
Interest on investment securities             213,116      228,487
Interest on Federal Funds sold                  7,481       25,443
Interest on Deposits with Banks                29,567        5,498
                                             --------     --------

Total interest income                        $757,714     $774,305
                                             --------     --------
INTEREST EXPENSE
Interest on notes payable                      22,978       26,030
Interest on deposits                          279,239      271,316
                                             --------     --------
        Total interest expense               $302,217     $297,346
                                             --------     --------

NET INTEREST INCOME                          $455,497     $476,959

PROVISION (CREDIT) FOR LOAN LOSSES              6,500       11,000
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                              $448,997     $465,959
NON INTEREST INCOME
Service charges on deposit accounts          $ 70,042     $ 78,216
Other service charges and fees                  1,371        3,020
Net investment securities gains (losses)          491            0
Other income                                    8,407       10,097
                                             --------     --------

                                             $ 80,311     $ 91,333
                                             --------     --------
NON INTEREST EXPENSE
Salaries and employee benefits               $228,075     $215,849
Occupancy expense                              49,475       54,524
Data processing                                49,881       46,330
Legal fees                                      1,236        2,050
Other expense                                  86,386       71,839
                                             --------     --------
                                             $415,054     $390,592
                                             --------     --------

INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEMS                      $114,254     $166,700

INCOME TAX EXPENSE                             38,846       56,678
                                             --------     --------

NET INCOME BEFORE EXTRAORDINARY
ITEMS                                        $ 75,408     $110,022

EXTRAORDINARY ITEM
                                                    0            0
                                             --------     --------

NET INCOME                                   $ 75,408     $110,022
                                             ========     ========

PER COMMON SHARE DATA:
     NET INCOME                              $    .53     $    .77
                                             --------     --------

     AVERAGE SHARES OUTSTANDING               143,374      143,374
                                             ========     ========

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                       PAGE 1 OF 2

                                                                                   Three months ended Mar. 31,
                                                                                   ---------------------------
                                                                                       1999             1998
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $    75,408      $   110,022
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                       26,917           31,305
     Provision for loan losses                                                           6,500           11,000
     Deferred tax                                                                       38,240           56,678
     Stock dividends received                                                           (3,200)          (3,200)
     Net investment securities (gains) losses                                             (491)               0
     (Increase) decrease in accrued income and other assets                            (38,884)        (140,086)
     Increase (decrease) in accrued expenses and other liabilities                      58,159          151,589
                                                                                   -----------      -----------

Net cash provided by (used in) operating activities                                $   162,649      $   217,308
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales/maturities of investment securities
     Available for sale                                                            $ 2,869,409      $ 1,019,795
Purchase of investment securities
     Available for sale                                                             (2,000,000)               0
Net change in:
     Interest bearing deposits with banks                                              523,762          (64,000)
     Federal Funds Sold                                                               (625,000)      (1,752,000)
     Loans                                                                          (1,389,090)         113,798
     Purchase of equipment and building improvements                                    (3,958)         (29,272)
                                                                                   -----------      -----------
Net cash (used in) provided by investing activities                                $  (624,877)     $  (711,679)
                                                                                   -----------      -----------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)                        PAGE 2 OF 2

                                                      Three months ended Mar. 31,
                                                      ---------------------------
                                                           1999         1998
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest-bearing
  demand, savings and NOW accounts                      $  673,764   $  569,202
Net increase (decrease) in time deposit                   (172,393)      (5,725)
Payments on other notes payable                            (31,173)     (28,927)
Net change in federal funds purchased and
  Repurchase Agreement Sold                               (600,000)    (240,659)
Income Taxes Payable                                           605            0
Dividends Paid                                             (35,843)     (35,843)
                                                        ----------   ----------
Net cash provided by (used in) financing activities       (165,040)    (258,048)
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                        (627,268)    (236,323)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                2,194,636    2,008,689
                                                        ----------   ----------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                               $1,567,368   $1,772,366
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid during the year for:

Interest                                                $  309,851   $  290,888
                                                        ==========   ==========

Income taxes                                            $    4,000   $   20,000
                                                        ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     MATERIAL CHANGES IN FINANCIAL CONDITION.


     THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998.

     Balance Sheet

     Total Assets at March 31, 1999 were $41.935 million compared to $41.899 million at March 31, 1998. Total loans increased to $23.2 million at March 31, 1999 from $22.3 million at March 31, 1998, while securities increased to $13.6 million from $13.2 million and deposits increased to $37.723 million from $37.666 million as of those respective dates. Shareholders' equity in Bancshares increased to $2.9 million at March 31, 1999 from $2.6 million at March 31, 1998. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $2.8 million at March 31, 1999, an increase from $2.7 million at March 31, 1998, as a result of the earnings of Guaranty Bank less dividend payments by Guaranty Bank to Bancshares of $255,000 which allowed Bancshares to payoff all outstanding debts.

     Income

     The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

     Income for the three months ended March 31, 1999 was $75 thousand compared to $110 thousand during the same period in 1998. Interest income decreased to $758 thousand for the three month period ended March 31, 1999 compared to $774 thousand for the same period in 1998, primarily as a result of a decline in market yields and large principal paydowns on mortgage backed securities. Non-interest income totaled $80 thousand for the three month period, compared to $91 thousand for the same period in 1998. Interest expense increased to $302 thousand during the three months ended March 31, 1999, down from $297 thousand during the same period in 1998, due primarily to an increase in NOW account deposits, while non-interest expense increased to $415 thousand from $391 thousand during those periods.

     MARCH 31, 1999 COMPARED WITH DECEMBER 31, 1998

     Balance Sheet

     Total assets decreased $35 thousand to $41.936 million at March 31, 1999, a decrease of .084% from $41.971 million at December 31, 1998. Total loans increased by $1.4 million, or 6.31%, to $23.3 million at March 31, 1999 compared to $21.9 million at December 31, 1998, while securities declined $.9 million to $13.6 million at March 31, 1999, down from 14.5 million at December 31, 1998, primarily as a result of large principal paydowns on mortgage backed securities.

     Total deposits increased by $.5 million to $37.7 million at March 31, 1999, a 1.3% increase from $37.2 million at December 31, 1998. Non-interest bearing deposits decreased at a 3.2% rate, compared to a 2.2% growth in interest bearing deposits. During the first three months of 1999, shareholders' equity in Bancshares increased $72 thousand to $2.9 million at March 31, 1999 due to earnings of Guaranty Bank.

     LOAN LOSS PROVISION

     As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a loan loss provision of $6.5 thousand at March 31, 1999. The allowance for possible loan losses at March 31, 1999 was $275 thousand, 1.18% of total loans, compared to $274 thousand, or 1.25% of total loans, at December 31, 1998 and $249 thousand or 1.1% at March 31, 1998. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. Management is projecting a provision of 1.25% for year end 1999 in order to be prepared for possible problems associated with Y2K.

     INCOME TAXES

     Bancshares had a net operating loss carryforward at December 31, 1998 of approximately $38 thousand. That loss carryforward was used in the first quarter of 1999. Bancshares will, therefore, be taxable for the remaining year.


PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     Neither Bancshares nor Guaranty Bank is party to any litigation other than routine litigation arising from regular business activities incident to furnishing financial services.

     ITEM 2. YEAR 2000 READINESS DISCLOSURE

     Bancshares and Guaranty Bank's Board of Directors and Senior Management is responsible for the overall process and assurances that sufficient resources are available to ensure the success of the Year 2000 effort and the business resumption contingency plan. Guaranty Bank established a Year 2000 Project Team to deal with the issues of Y2K and delegated responsibilities to the team for coordinating Y2K initiatives.

     The objective of Bancshares and Guaranty Bank is be Y2K ready by December 31, 1999 within the regulatory guidelines with minimal impact to the bank's customers and operations. Guaranty Bank has identified all mission critical components of Y2K related directly and indirectly to its operations. In the process the bank has:

     o Completed the Assessment Inventory and Renovation Phase, replacing and/or upgrading all personal computers, modems, and hardware which were not Y2K ready. This was completed March 1998.

     o Performed testing on software that is used to ensure correct date related calculations, correct related decisions, correct date related sorting, and correct date related reporting.

     o Contacted third party vendors to follow their Y2K projects to make sure there will be no disruption to services they provide to the bank. The bank has worked with its vendors and has completed testing to ensure progress toward Y2K readiness. Testing with the bank's major vendor has determined there are no related issues outstanding as of November 1998. Continued testing will be done to ensure this status.

     o Developed a bank wide Y2K Business Resumption Contingency Plan so there will be no disruption of banking services to its customers or business partners. This plan will be tested by the end of June 1999.

     To date the bank has incurred costs of approximately $67,651 and anticipates no more that $10,000 in additional costs for its Y2K efforts.

     The bank has determined that the potential consequences of Year 2000 will not have a material effect on its business, results of operations, or financial condition and the bank and Bancshares will be Y2K ready.


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

                               GREAT GUARANTY BANCSHARES, INC.

Dated: May 4, 1999             By: /s/Daniel R. Domingue, Jr.
                                   ---------------------------------------------
                                   Daniel R. Domingue, Jr.
                                   Authorized Representative
                                   of Great Guaranty Bancshares, Inc. and
                                   President and CEO of Guaranty Bank & Trust
                                   Company

                               By: /s/J. Wade O'Neal, III
                                   ---------------------------------------------
                                   J. Wade O'Neal, III
                                   Treasurer of Great Guaranty Bancshares, Inc.
                                   and Secretary of Guaranty Bank & Trust

                                  EXHIBIT INDEX

  Exhibit
  Number                      Description
  -------                     -----------
Exhibit (27)                  Financial Data Schedule