Form 10QSB
period 1999-06-30
GREAT GUARANTY BANCSHARES INC
filed 1999-08-02
CIK 1037992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                  (225)638-8621
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
            ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF JUNE 30, 1999

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                                           PAGE
                                                                                    REFERENCE
                                                                                    ---------
         ITEM 1.  FINANCIAL STATEMENTS                                               1

                  Consolidated Balance Sheets as of June 30, 1999                    1

                  Consolidated Statements of Income for the six months
                  and for the quarters ended June 30, 1999 and 1998                  2

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998                                             3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        5

                  Material Changes in Financial Condition                            5

                  Six Months Ended June 30, 1999 Compared with Six Months Ended
                  June 30, 1998                                                      5

                  June 30, 1999 Compared with December 31, 1998                      5

                  Loan Loss Provision                                                6

                  Income Taxes                                                       6

PART II - OTHER INFORMATION                                                          6

         ITEM 1.  LEGAL PROCEEDINGS                                                  6

         ITEM 2.  YEAR 2000 READINESS DISCLOSURE                                     6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   7

SIGNATURES                                                                           8

EXHIBIT INDEX                                                                        9

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1999
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                     $  1,881,677

     Interest-bearing deposits with banks                           1,453,386

     Federal Funds Sold                                                     0

     Investments securities - available for sale                   12,219,715

     Restricted investments in equity securities                      233,400

     Loans, net of allowance for loan losses of $269,861           24,439,048

     Properties and equipment, net                                    528,276

     Accrued interest receivable                                      388,085

     Other Assets                                                      51,495
                                                                 ------------
         TOTAL ASSETS                                            $ 41,195,082
                                                                 ============
LIABILITIES AND SHAREHOLDER'S EQUITY
     LIABILITIES

          Demand deposits                                        $  5,839,324
          NOW accounts                                              6,878,703
          Savings deposits                                          7,850,259
          Time deposits, $100,000 and over                          1,801,347
          Other time deposits                                      14,773,324
                                                                 ------------

          Total deposits                                         $ 37,142,957

          Notes Payable                                               992,082
          Accrued expenses and other liabilities                      196,062
          Federal Funds Purchased                                           0
          Income Taxes Payable                                         45,440
                                                                 ------------

          Total liabilities                                      $ 38,376,541
                                                                 ------------

     SHAREHOLDER'S EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding         1,075,305
          Capital surplus                                           2,411,471
          Retained deficit                                           (540,117)
          Unrealized gain (loss) on securities available for
              sale, net of tax of($66,000)                           (128,118)
                                                                 ------------
          Total shareholders' equity                             $  2,818,541

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 41,195,082
                                                                 ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Six Months Ended June 30,    Three Months Ended June 30,
                                                1999           1998           1999           1998
                                             ----------     ----------     ----------     ----------
INTEREST INCOME
 Interest and fees on loans                  $1,050,925     $1,033,200     $  543,375     $  518,323
 Interest on investment securities              403,144        429,924        190,028        201,437
 Interest on Federal Funds sold                  15,767         56,761          8,286         31,318
 Interest on Deposits with Banks                 51,550         25,222         21,983         19,724
                                             ----------     ----------     ----------     ----------

Total interest income                        $1,521,386     $1,545,107     $  763,672     $  770,802
                                             ----------     ----------     ----------     ----------

INTEREST EXPENSE
 Interest on notes payable                       41,930         52,238         18,952         26,208
 Interest on deposits                           549,600        546,755        270,361        275,439
                                             ----------     ----------     ----------     ----------

  Total interest expense                     $  591,530     $  598,993     $  289,313     $  301,647
                                             ----------     ----------     ----------     ----------

     NET INTEREST INCOME                     $  929,856     $  946,114     $  474,359     $  469,155

PROVISION (CREDIT) FOR LOAN LOSSES               19,500         19,788         13,000
                                                                                               8,788
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                              $  910,356     $  926,326     $  461,359     $  460,367
NON INTEREST INCOME
 Service charges on deposit accounts         $  142,864     $  162,362     $   72,822     $   84,146
 Other service charges and fees                  12,554          5,681         11,183          2,661
 Net investment securities gains (losses)           491              0              0              0
 Other income                                     8,861         10,434            454            337
                                             ----------     ----------     ----------     ----------

                                             $  164,770     $  178,477     $   84,459     $   87,144
                                             ----------     ----------     ----------     ----------
NON INTEREST EXPENSE
 Salaries and employee benefits              $  438,782     $  443,210     $  210,707     $  227,361
 Occupancy expense                              101,640        110,176         52,165         55,652
 Data processing                                 98,719         95,583         48,838         49,253
 Legal fees                                       3,306          8,375          2,070          6,325
 Other expense                                  186,562        149,244        100,175         77,405
                                             ----------     ----------     ----------     ----------

                                             $  829,009     $  806,588     $  413,955     $  415,996
                                             ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEMS                      $  246,117     $  298,215     $  131,863     $  131,515

INCOME TAX EXPENSE                               83,680        101,393         44,834         44,715
                                             ----------     ----------     ----------     ----------
NET INCOME BEFORE EXTRAORDINARY
ITEMS                                        $  162,437     $  196,822     $   87,029     $   86,800

EXTRAORDINARY ITEM                                    0              0              0              0
                                             ----------     ----------     ----------     ----------

NET INCOME                                   $  162,437     $  196,822     $   87,029     $   86,800
                                             ==========     ==========     ==========     ==========

PER COMMON SHARE DATA:
     NET INCOME                              $     1.13     $     1.37     $      .61     $      .60
                                             ----------     ----------     ----------     ----------

     AVERAGE SHARES OUTSTANDING                 143,374        143,374        143,374        143,374
                                             ==========     ==========     ==========     ==========

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)                        PAGE 1 OF 2

                                                                              Six months ended June 30,
                                                                            ----------------------------
                                                                                1999             1998
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $   162,437      $   196,822
      Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation                                                           55,312           64,422
          Provision for loan losses                                              19,500           19,788
          Deferred tax                                                           38,240          101,393
          Stock dividends received                                               (6,300)          (6,400)
          Net investment securities (gains) losses                                 (491)               0
          (Increase) decrease in accrued income and other assets                (89,192)        (207,380)
          Increase (decrease) in accrued expenses and other liabilities         (45,539)         122,893
                                                                            -----------      -----------

      Net cash provided by (used in) operating activities                   $   133,967      $   291,538
                                                                            -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales/maturities of investment securities
          Available for sale                                                $ 4,136,617      $ 2,591,560
      Purchase of investment securities
          Available for sale                                                 (2,000,000)      (1,000,000)
      Net change in:
          Interest bearing deposits with banks                                  722,245       (1,113,470)
          Federal Funds Sold                                                          0         (325,000)
          Loans                                                              (2,562,173)        (586,956)
          Purchase of equipment and building improvements                       (11,374)         (43,242)
                                                                            -----------      -----------

      Net cash (used in) provided by investing activities                   $   285,315      $  (477,108)
                                                                            -----------      -----------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2

                                                                Six months ended June 30,
                                                              ----------------------------
                                                                  1999             1998
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in non-interest-bearing
        demand, savings and NOW accounts                      $   291,133      $   136,315
      Net increase (decrease) in time deposit                    (369,826)         442,473
      Payments on notes payable                                   (63,145)         (58,632)
      Net change in federal funds purchased and
        Repurchase Agreement Sold                                (600,000)        (240,659)
      Dividends Paid                                              (35,843)         (35,843)
      Income Taxes Payable                                         45,440                0
                                                              -----------      -----------

      Net cash provided by (used in) financing activities     $  (732,241)     $   243,654
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                               (312,959)          58,084

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                       2,194,636        2,008,689
                                                              -----------      -----------
CASH AND DUE FROM BANKS AT END
OF PERIOD                                                     $ 1,881,677      $ 2,066,773
                                                              ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

      Cash paid during the year for:

      Interest                                                $   601,666      $   594,092
                                                              ===========      ===========

      Income taxes                                            $     4,000      $    20,000
                                                              ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     MATERIAL CHANGES IN FINANCIAL CONDITION.


     SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30,
     1998.

     Balance Sheet

     Total Assets at June 30, 1999 were $41.2 million compared to $41.9 million at June 30, 1998. Total loans increased to $24.4 million at June 30, 1998 from $23 million at June 30, 1998, while securities decreased to $12.2 million from $12.7 million and deposits decreased to $37.1 million from $37.7 million as of those respective dates. Shareholders' equity in Bancshares increased to $2.8 million at June 30, 1999 from $2.7 million at June 30, 1998. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $2.8 million at June 30, 1998, an increase from $2.7 million at June 30, 1998, as a result of the earnings Guaranty Bank less dividend payments by Guaranty Bank to Bancshares and a change from an unrealized gain to an unrealized loss in available for sale securities.

     Income

     The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

     Income for the six months ended June 30, 1999 was $162 thousand compared to $197 thousand during the same period in 1999. Interest income decreased to $1.52 million for the six month period ended June 30, 1999 compared to $1.54 million for the same period in 1998. Non-interest income totaled $165 thousand for the six month period, compared to $178 thousand for the same period in 1998. Interest expense decreased to $591 thousand during the six months ended June 30, 1999, down from $599 thousand during the same period in 1998. Non-interest expense increased to $829 thousand from $807 thousand during those periods.


     JUNE 30, 1999 COMPARED WITH DECEMBER 31, 1998

     Balance Sheet

     Total assets decreased to $41.2 million at June 30, 1999, a decrease of 1.8% from $41.97 million at December 31, 1998. Total loans increased by $2.5 million, or 11.4%, to $24.4 million at June 30, 1999 compared to $21.9 million at December 31, 1998 primarily as a result of an increase in agricultural lending. Securities declined $2.3 million to $12.2 million at June 30, 1999, down from 14.5 million at December 31, 1998, primarily as a result of a need to fund loans.

     Total deposits decreased by $78 thousand to $37.1 million at June 30, 1999, a .2% decrease from $37.2 million at December 31, 1998. Non-interest bearing deposits decreased at a 5.2% rate, compared to a .8% growth in interest bearing deposits. During the first six months of 1999, shareholders' equity in Bancshares remained at $2.8 million due to a change from an unrealized gain to an unrealized loss on available for sale securities which neutralized the earnings of Guaranty Bank for the six months.

     LOAN LOSS PROVISION

     As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a loan loss provision of $19.5 thousand at June 30, 1999. The reserve for possible loan losses at June 30, 1999 was $270 thousand, 1.10% of total loans, compared to $274 thousand, or 1.25% of total loans, at December 31, 1998 and $260 thousand or 1.12% at June 30, 1998. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. Management is projecting a reserve of 1.25% for year end 1999 in order to be prepared for possible problems associated with Y2K.

     INCOME TAXES

     Bancshares had a net operating loss carryforward at December 31, 1998 of approximately $38 thousand. That loss carryforward was used in the first quarter of 1999. Bancshares is, therefore, taxable for the remainder of 1999.


PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     Neither Bancshares nor Guaranty Bank is party to any litigation other than routine litigation arising from regular business activities incident to furnishing financial services.


     ITEM 2. YEAR 2000 READINESS DISCLOSURE

     Bancshares and Guaranty Bank's Boards of Directors and Senior Management are responsible for the overall process and assurances that sufficient resources are available to ensure the success of the Year 2000 effort and the business resumption contingency plan. Guaranty Bank established a Year 2000 Project Team to deal with the issues of Y2K and delegated responsibilities to the team for coordinating Y2K initiatives.

     The objective of Bancshares and Guaranty Bank is to be Y2K ready by December 31, 1999 within the regulatory guidelines, with minimal impact to the bank's customers and operations. Guaranty Bank has identified all mission critical components of Y2K related directly and indirectly to its operations. In the process the bank has:

     o Completed the Assessment Inventory and Renovation Phase, replacing and/or upgrading all personal computers, modems, and hardware which were not Y2K ready. This was completed March 1998.

     o Performed testing on software that is used to ensure correct date related calculations, correct related decisions, correct date related sorting, and correct date related reporting.

     o Contacted third party vendors to follow their Y2K projects to make sure there will be no disruption of services they provide to the bank. The bank has worked with its vendors and has completed testing to ensure progress toward Y2K readiness. Testing with the bank's major vendor has determined there are no related issues outstanding. Continued testing will be done to ensure this status.

     o Developed a bank wide Y2K Business Resumption Contingency Plan, so there will be no disruption of banking services to its customers or business partners. This plan addresses the cash and liquidity needs of the bank.

     The bank has determined that the potential consequences of Year 2000 will not have a material effect on its business, results of operations, or financial condition.

     To date the bank has incurred costs of approximately $74 thousand in its Y2K efforts and anticipates no other major expenses.

     Focus for the rest of 1999 will be customer awareness.

     Guaranty Bank and Great Guaranty Bancshares are Y2K ready.

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

                                             GREAT GUARANTY BANCSHARES, INC.

Dated: July 30, 1999                         By: /s/ J. WADE O'NEAL, III
                                                -----------------------------
                                                J. Wade O'Neal, III
                                                Authorized Representative
                                                of Great Guaranty Bancshares,
                                                Inc. and President and CEO of
                                                Guaranty Bank & Trust Company

                                             By: /s/ BEVERLY B. DAVID
                                                -----------------------------
                                                Beverly B. David
                                                Assistant Treasurer
                                                of Great Guaranty Bancshares,
                                                Inc. and Senior Vice
                                                President of Guaranty Bank &
                                                Trust Company

                                  EXHIBIT INDEX

Exhibit (27)                  Financial Data Schedule