Form 10QSB
period 1999-09-30
GREAT GUARANTY BANCSHARES INC
filed 1999-10-28
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from         to
                                               -------    -------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF SEPTEMBER 30, 1999

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                          REFERENCE
                                                                                                          ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheets as of September 30, 1999                                            1

                  Consolidated Statements of Income for the nine months
                  and for the quarters ended September 30, 1999 and 1998                                          2

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1999 and 1998                                                                     3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                     5

                  Material Changes in Financial Condition                                                         5

                  Nine Months Ended September 30, 1999 Compared with Nine Months Ended
                  September 30, 1998                                                                              5

                  September 30, 1999 Compared with December 31, 1998                                              5

                  Loan Loss Provision                                                                             6

                  Income Taxes                                                                                    6

PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 2.  YEAR 2000 READINESS DISCLOSURE                                                                  6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                               7

SIGNATURES                                                                                                        8

EXHIBIT INDEX                                                                                                     9

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                     $  1,762,167
     Interest-bearing deposits with banks                             962,428
     Federal Funds Sold                                               550,000
     Investments securities - available for sale                   11,024,877
     Restricted investments in equity securities                      236,400
     Loans, net of allowance for loan losses of $296,496           25,962,188
     Properties and equipment, net                                    501,316
     Accrued interest receivable                                      368,037
     Other Assets                                                      47,220
                                                                 ------------
         TOTAL ASSETS                                            $ 41,414,633
                                                                 ============
LIABILITIES AND SHAREHOLDER'S EQUITY
     LIABILITIES

          Demand deposits                                        $  5,990,148
          NOW accounts                                              6,997,485
          Savings deposits                                          7,345,371
          Time deposits, $100,000 and over                          2,517,652
          Other time deposits                                      14,419,549
                                                                 ------------

          Total deposits                                         $ 37,270,205

          Notes Payable                                               959,723
          Accrued expenses and other liabilities                      238,362
          Federal Funds Purchased                                           0
          Income Taxes Payable                                          9,118
                                                                 ------------

          Total liabilities                                      $ 38,477,408
                                                                 ------------

     SHAREHOLDER'S EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding         1,075,305
          Capital surplus                                           2,411,471
          Retained deficit                                           (422,330)
          Unrealized gain (loss) on securities available for
              sale, net of tax of $65,538                            (127,221)
                                                                 ------------
          Total shareholders' equity                             $  2,937,225

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 41,414,633
                                                                 ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Nine Months Ended Sept. 30,          Three Months Ended Sept. 30,
                                                             1999              1998               1999                1998
                                                       --------------     --------------     --------------     --------------
INTEREST INCOME
   Interest and fees on loans                          $    1,639,285     $    1,549,310     $      588,360     $      516,110
   Interest on investment securities                          581,937            626,738            178,793            196,814
   Interest on Federal Funds sold                              20,402             90,268              4,635             33,507
   Interest on Deposits with Banks                             69,965             58,075             18,415             32,853
                                                       --------------     --------------     --------------     --------------

     Total interest income                             $    2,311,589     $    2,324,391     $      790,203     $      779,284
                                                       --------------     --------------     --------------     --------------

INTEREST EXPENSE
   Interest on notes payable                                   61,411             76,956             19,481             24,718
   Interest on deposits                                       814,429            834,443            264,829            287,688
                                                       --------------     --------------     --------------     --------------

     Total interest expense                            $      875,840     $      911,399     $      284,310     $      312,406
                                                       --------------     --------------     --------------     --------------

        NET INTEREST INCOME                            $    1,435,749     $    1,412,992     $      505,893     $      466,878

PROVISION (CREDIT) FOR LOAN LOSSES                             45,700             24,288             26,200              4,500
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                        $    1,390,049     $    1,388,704     $      479,693     $      462,378
NON INTEREST INCOME
     Service charges on deposit accounts               $      222,263     $      239,301     $       79,399     $       76,939
     Other service charges and fees                            14,213              7,635              1,659              1,954
     Net investment securities gains (losses)                     491                  0                  0                  0
     Other income                                               8,895             11,094                 34                660
                                                       --------------     --------------     --------------     --------------

                                                       $      245,862     $      258,030     $       81,092     $       79,553
                                                       --------------     --------------     --------------     --------------
NON INTEREST EXPENSE
     Salaries and employee benefits                    $      636,924     $      675,381     $      198,142     $      232,171
     Occupancy expense                                        159,378            166,033             57,738             55,857
     Data processing                                          145,903            142,162             47,184             46,579
     Legal fees                                                 4,928             13,468              1,622              5,093
     Other expense                                            264,196            225,926             77,634             76,682
                                                       --------------     --------------     --------------     --------------

                                                       $    1,211,329     $    1,222,970     $      382,320     $      416,382
                                                       --------------     --------------     --------------     --------------

INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                           $      424,582     $      423,764     $      178,465     $      125,549

INCOME TAX EXPENSE                                            144,358            144,080             60,678             42,687
                                                       --------------     --------------     --------------     --------------
NET INCOME BEFORE EXTRAORDINARY
     ITEMS                                             $      280,224     $      279,684     $      117,787     $       82,862

EXTRAORDINARY ITEM                                                  0                  0                  0                  0
                                                       --------------     --------------     --------------     --------------

NET INCOME                                             $      280,224     $      279,684     $      117,787     $       82,862
                                                       ==============     ==============     ==============     ==============

PER COMMON SHARE DATA:
     NET INCOME                                        $         1.95     $         1.95     $          .82     $          .58
                                                       --------------     --------------     --------------     --------------

     AVERAGE SHARES OUTSTANDING                               143,374            143,374            143,374            143,374
                                                       ==============     ==============     ==============     ==============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                       PAGE 1 OF 2


                                                                                  Nine months ended Sept. 30,
                                                                                 ----------------------------
                                                                                     1999             1998
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $   280,224      $   279,684
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                     83,621           96,558
     Provision for loan losses                                                        45,700           24,288
     Deferred tax                                                                     38,240          144,080
     Stock dividends received                                                         (9,300)          (9,600)
     Net investment securities (gains) losses                                           (491)               0
     (Increase) decrease in accrued income and other assets                          (64,870)        (188,849)
     Increase (decrease) in accrued expenses and other liabilities                    (3,239)         204,770
                                                                                 -----------      -----------

  Net cash provided by (used in) operating activities                            $   369,885      $   550,931
                                                                                 -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities of investment securities
     Available for sale                                                          $ 5,332,352      $ 4,111,591
  Purchase of investment securities
     Available for sale                                                           (2,000,000)      (3,009,695)
  Net change in:
     Interest bearing deposits with banks                                          1,213,203       (2,546,083)
     Federal Funds Sold                                                             (550,000)         100,000
     Loans                                                                        (4,111,513)         727,580
     Purchase of equipment and building improvements                                 (12,723)         (18,569)
                                                                                 -----------      -----------

  Net cash (used in) provided by investing activities                            $  (128,681)     $  (635,176)
                                                                                 -----------      -----------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2



                                                                                       Nine months ended Sept. 30,
                                                                                      ----------------------------
                                                                                         1999              1998
                                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in non-interest-bearing
     demand, savings and NOW accounts                                                 $    55,851      $   (79,925)
   Net increase (decrease) in time deposit                                                 (7,295)         279,782
   Payments on notes payable                                                              (95,504)         (88,654)
   Net change in federal funds purchased and
     Repurchase Agreement Sold                                                           (600,000)        (240,659)
   Dividends Paid                                                                         (35,843)         (35,843)
   Income Taxes Payable                                                                     9,118                0
                                                                                      -----------      -----------

   Net cash provided by (used in) financing activities                                $  (673,673)     $  (165,299)
                                                                                      -----------      -----------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                                                       (432,469)        (249,544)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                                               2,194,636        2,008,689
                                                                                      -----------      -----------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                                                             $ 1,762,167      $ 1,759,145
                                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

   Cash paid during the year for:

   Interest                                                                           $   878,081      $   890,150
                                                                                      ===========      ===========

   Income taxes                                                                       $   101,000      $    20,000
                                                                                      ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.


    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

    Balance Sheet

    Total Assets at September 30, 1999 were $41.4 million compared to $41.7 million at September 30, 1998. Total loans increased to $25.9 million at September 30, 1999 from $21.7 million at September 30, 1998, while securities decreased to $11.0 million from $13.2 million and deposits decreased to $37.2 million from $37.3 million as of those respective dates. Shareholders' equity in Bancshares increased to $2.9 million at September 30, 1999 from $2.8 million at September 30, 1998. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $2.9 million at September 30, 1999, an increase from $2.8 million at September 30, 1998, as a result of the earnings of Guaranty Bank less dividend payments by Guaranty Bank to Bancshares and a change from an unrealized gain to an unrealized loss in available for sale securities.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

    Income for the nine months ended September 30, 1999 was $280 thousand compared to $279.7 thousand during the same period in 1998. Interest income decreased by $12.8 thousand for the nine month period ended June 30, 1999 compared to the same period in 1998. Non-interest income totaled $245.9 thousand for the nine month period, compared to $258 thousand for the same period in 1998. Interest expense decreased to $875.8 thousand during the nine months ended September 30, 1999, down from $911 thousand during the same period in 1998. Non-interest expense decreased to $1.21 million from $1.22 million during those periods.


    SEPTEMBER 30, 1999 COMPARED WITH DECEMBER 31, 1998

    Balance Sheet

    Total assets decreased to $41.4 million at September 30, 1999, a decrease of 1.3% from $41.97 million at December 31, 1998. Total loans increased by $4 million, or 18.2%, to $25.9 million at September 30, 1999 compared to $21.9 million at December 31, 1998 primarily as a result of an increase in agricultural lending. Securities declined $3.5 million to $11 million at September 30, 1999, down from $14.5 million at December 31, 1998, primarily as a result of a need to fund loans.

    Total deposits increased slightly to $37.3 million at September 30, 1999, a .2% increase from $37.2 million at December 31, 1998. Non-interest bearing deposits decreased at a 3.4% rate, compared to a .7% growth in interest bearing deposits. During the first nine months of 1999, shareholders' equity in Bancshares increased to $2.9 million, an increase of $100 thousand, due to a change from an unrealized gain to an unrealized loss on available for sale securities and the earnings of Guaranty Bank for the nine months.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $45.7 thousand at September 30, 1999. The reserve for possible loan losses totaled $296.5 thousand at September 30, 1999, 1.14% of total loans, compared to $274 thousand, or 1.25% of total loans, at December 31, 1998 and $274 thousand or 1.26% at September 30, 1998. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses. Management is projecting a reserve of 1.25% for year end 1999 in order to be prepared for possible problems associated with Y2K.

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

    To date the bank has incurred costs of approximately $75 thousand in its Y2K efforts and anticipates no other major expenses.

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


                                       GREAT GUARANTY BANCSHARES, INC.

Dated: September 27, 1999              By: /s/ J. Wade O'Neal, III
                                          --------------------------------------
                                          J. Wade O'Neal, III
                                          Authorized Representative
                                          of Great Guaranty Bancshares, Inc. and
                                          President and CEO of Guaranty Bank &
                                          Trust Company

                                       By:  /s/ Beverly B. David
                                          --------------------------------------
                                          Beverly B. David
                                          Assistant Treasurer
                                          of Great Guaranty Bancshares, Inc. and
                                          Senior Vice President of Guaranty Bank
                                          & Trust Company

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                   Financial Data Schedule