Form 10KSB40
period 1999-12-31
GREAT GUARANTY BANCSHARES INC
filed 2000-02-29
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       For the transition period from       to
                      ----------------------------------------------------


                        Commission file number 000-22487
                       ---------------------------------


                        GREAT GUARANTY BANCSHARES, INC.

--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


             LOUISIANA                                   72-0919109
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)



175 NEW ROADS STREET, NEW ROADS, LOUISIANA                 70760
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (225) 638-8621

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered
-----------------------------      ---------------------------------------------
          N/A                                          N/A
-----------------------------      ---------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $7.50 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $3,561,551

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF DECEMBER 31, 1999

Transitional Small Business Disclosure Format (check one): YES    NO   X
                                                              ---     ---

                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
PART I

         ITEM 1   DESCRIPTION OF BUSINESS............................................................          1

         ITEM 2   DESCRIPTION OF PROPERTY............................................................          9

         ITEM 3   LEGAL PROCEEDINGS..................................................................         10

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...................................................................         10

PART II

         ITEM 5   MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................................................         10

         ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS...............................................         10

         ITEM 7   FINANCIAL STATEMENTS...............................................................    15 - 47

         ITEM 8   CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.........................................................................         48

PART III

         ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..................................................         48

         ITEM 10  EXECUTIVE COMPENSATION.............................................................         49

         ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..............................................................         49

         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.......................................................................         50

         ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K...................................................         51

                  EXHIBIT INDEX......................................................................         52

PART I
                             DESCRIPTION OF BUSINESS

GENERAL

     Great Guaranty Bancshares, Inc. ("Bancshares"), a Louisiana corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956 (the "HC Act"), was incorporated in 1981 to acquire the outstanding stock of Guaranty Bank and Trust Company ("Guaranty Bank" or "Bank"). Guaranty Bank is a wholly owned subsidiary of Bancshares, and Bancshares has no other subsidiaries. While Bancshares and Guaranty Bank are distinct entities regulated by different regulatory bodies, the income of Bancshares is almost entirely derived from dividends paid by Guaranty Bank. Therefore, the value of Bancshares and its securities are dependant upon the value of Guaranty Bank. At December 31, 1999, Bancshares had total consolidated assets of approximately $40.1 million, and shareholders' equity of approximately $2.9 million while Guaranty Bank had assets of approximately $40.1 million and shareholder's equity of approximately $2.9 million. Bancshares' executive offices are located at 175 New Roads Street, New Roads, Louisiana, 70760 and its telephone number is (225) 638-8621.

     Guaranty Bank was organized as a Louisiana state bank in 1957. Guaranty Bank provides full service consumer and commercial banking services principally in Pointe Coupee Parish in the State of Louisiana through its main banking office at 175 New Roads Street, New Roads, Louisiana and at a full service branch located in Livonia , Louisiana. Deposits of Guaranty Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable legal limits. Guaranty Bank offers an array of deposit services, including demand accounts, NOW accounts, certificates of deposit, and money market accounts, and provides safe deposit boxes, night depository, individual retirement accounts and electronic and drive-in banking services.

     Guaranty Bank's lending activities consist principally of real estate, consumer, commercial and agricultural loans, with no material concentration of loans to individual borrowers in any line of business. At December 31, 1999, Guaranty Bank had outstanding approximately $25.9 million in loans, of which 18% were in commercial loans to borrowers engaged in various lines of business, 10% were in consumer loans, 47% were in primarily residential real estate loans, and 25% were in agricultural loans. Guaranty Bank's deposits represent a cross-section of the area's economy, and there is no material concentration of deposits from any single customer or group of customers. At December 31, 1999, Guaranty Bank had total deposits of approximately $36.1 million.

PROPERTY

     The executive offices of Bancshares and Guaranty Bank are located at 175 New Roads Street, New Roads, Louisiana 70760 and are owned by Guaranty Bank. Guaranty Bank also owns the buildings and land at Highway 78 in Livonia, Louisiana where the Bank's branch is located, and Highway 413 in Jarreau Louisiana, and on Highway 1 in Morganza, Louisiana, which the Bank uses for record storage. No premises occupied by the Bank are leased, and none of the properties owned by the Bank is subject to a mortgage.

EMPLOYEES

     At December 31, 1999, Bancshares had no full-time employees. As of that date, Guaranty Bank had 22 full-time employees, including 4 executive officers, and no part-time employees. None of Guaranty Bank's employees are subject to a collective bargaining agreement, and management considers its relationship with its employees to be good.

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

LENDING ACTIVITIES

     The Bank's lending activities consist principally of commercial, consumer, real estate and agricultural loans. As of December 31, 1999 these categories accounted for approximately 18%, 10%, 47% and 25%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

     The Bank's policy is to make no loans to single borrowers in excess of an aggregate amount of up to fifty percent (50%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank attempts to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1999, no such concentration exceeded 10% of the Bank's loan portfolio.

     Types of Loans

     The following table sets forth Guaranty Bank's loan distribution as of the indicated dates (in thousands of dollars):

                                                                December 31,
                                                           ---------------------
                                                            1999          1998
                                                           ---------------------
Commercial, financial and agricultural                     $ 8,741       $ 5,062
Real estate                                                 14,457        14,396
Installment                                                  2,708         2,712
                                                           -------       -------

    Total                                                  $25,906       $22,170
                                                           =======       =======

     Maturities

     The following table shows the maturity or repricing frequency of loans outstanding as of December 31, 1999 (in thousands of dollars).

Maturity of fixed rate Loans:
    Within one year                                    $ 2,265
    After one but within five years                      9,413
    After five years                                     7,897
                                                       -------
Total fixed rate loans                                  19,575

Variable rate loans repricing at least quarterly         6,299
Nonaccrual loans                                            32
                                                       -------

       Total loans                                     $25,906
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

     Nonperforming Loans

     The following table summarizes nonperforming loans as of the indicated dates (in thousands of dollars):

                                                December 31,
                                              ----------------
                                              1999        1998
                                              ----------------
Nonaccrual loans                              $ 32        $ 23
Accruing loans past due 90 days or more          5          25
Restructured loans not included above            0           0

     Loan Loss Experience

     The following table summarizes Guaranty Bank's loan loss experience for each of the last two (2) years (in thousands of dollars):

                                                              December 31,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
Balance at beginning of period                          $ 273,524     $ 238,371
Charge-offs:
         Commercial, financial and agricultural
         Installment                                           --            --
                                                        ---------     ---------
                  Total Charge-offs                        26,109         5,778
                                                        ---------     ---------

Recoveries:
         Commercial, financial and agricultural
         Installment                                           --            --
                                                        ---------     ---------
                  Total Recoveries                          4,249        14,643
                                                        ---------     ---------

Net charge-offs                                           (21,860)        8,865
Provision charged (credited) to operations                 81,700        26,288
                                                        ---------     ---------
Balance at end of period                                  333,364       273,524
                                                        =========     =========

Ratio of net charge-offs to average loans outstanding         .08%         (.04)%

DEPOSITS

     The following table summarizes Guaranty Bank's outstanding deposits as of the indicated dates (in thousands of dollars):

                                         December 31,
                                      -----------------
                                       1999       1998
                                      -----------------

Noninterest-bearing demand deposits   $ 5,922   $ 6,199
Interest-bearing demand deposits        6,289     6,401
Savings deposits                        6,936     7,714
Time deposits                          16,922    16,944
                                      -------   -------

     Total                            $36,069   $37,258
                                      =======   =======

     Maturities of time deposits of $100,000 or more outstanding as of December 31, 1999 are summarized as follows (in thousands of dollars):

                           Time Certificates of Deposit
                           ----------------------------
3 months or less                  $      1,291
Over 3 through 12 months                 1,214
Over 12 months                             280
                                  ------------

     Total                        $      2,785
                                  ============

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

     "Held to Maturity" includes debt securities that the Bank has positive intent and ability to hold to maturity; these securities are reported as amortized cost. "Trading Securities" include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits; these securities are reported at fair market value with unrealized gains and losses included in earnings. "Available for Sale" securities include those acquired with the intention of disposal prior to maturity, although these securities may be held to maturity; these securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity. As of December 31, 1999, the Bank's entire investment portfolio was classified as "Available for Sale."

     The following table sets forth the carrying amounts of investment securities at the dates indicated (in thousands dollars):

                                                            December 31,
                                                        -----------------
                                                          1999      1998
                                                        -----------------
U.S. Treasury securities and obligations of other
    U.S. Government agencies and corporations           $ 2,900   $ 3,026
Obligations of state and political subdivisions              --        --
Mortgage-backed bonds and collateralized
    mortgage obligations                                  5,931     9,714
Agency for International Development Guaranteed Notes     1.629     1,776
                                                        -------   -------
    Total                                               $10,460   $14,516
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

                                                                                                     To Be Well
                                                                                                     Capitalized
                                                                                                     Under Prompt
                                                                              For Capital         Corrective Action
                                                        Actual            Adequacy Purposes           Provisions
                                                        ------            -----------------       -----------------

                                                 Amount        Ratio      Amount       Ratio      Amount       Ratio
                                                 ------        -----      ------       -----      ------       -----
AS OF DECEMBER 31, 1999
     Total Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................   $3,353        16.7%      $1,609         >8%      $2,012        >10%

     Tier I Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................   $3,101        15.4%      $  805         >4%      $1,207         >6%

     Tier I Capital (to Average Assets)
     Guaranty Bank ...........................   $3,101         7.5%      $1,650         >4%      $2,062         >5%

AS OF DECEMBER 31, 1998
     Total Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................   $2,983        15.6%      $1,528         >8%      $1,911        >10%

     Tier I Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................   $2,745        14.4%      $  764         >4%      $1,146         >6%

     Tier I Capital (to Average Assets)
     Guaranty Bank ...........................   $2,745         6.5%      $1,665         >4%      $2,081         >5%


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

     Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires such federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1999 and 1998, the Bank was categorized as "well capitalized."

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

     Community Reinvestment Act. Under the CRA, a bank's applicable regulatory authority (which is the FDIC for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of this entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA. The Bank received a "satisfactory" rating in its most recent review by regulators with respect to its compliance with the CRA.

                             DESCRIPTION OF PROPERTY

     The Bank's principal office is located at 175 New Roads Street, New Roads, Louisiana 70760. The facility has 10,100 square feet in two buildings with drive-up windows and a night depository. The Bank owns this property free of any and all liens and encumbrances. The Bank also operates a full-service branch located in Livonia, Louisiana. The Livonia branch is a 3,500 square foot facility opened in 1980. The Bank owns this property free of any and all liens and encumbrances. The Bank also owns a 2,780 square foot facility in Morganza, Louisiana which is presently used by the Bank for record storage and 1,400 square foot facility in Jarreau, Louisiana.

                                LEGAL PROCEEDINGS

     Neither Bancshares nor Guaranty Bank is currently a party to any litigation other than routine litigation arising from regular business activities incident to furnishing financial services.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Bancshares will hold its Annual Meeting of Shareholders on April 15, 2000. Matters to be submitted to a vote of security holders through the solicitation of proxies will be the election of the Board of Directors.

PART II

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Bancshares Common Stock. The Common Stock of Bancshares does not trade and has never traded, on or through any exchange, established quotation or listing system or market-maker. Sales or exchanges of Bancshares Common Stock has been at a very minimum within the prior two years. There were two separate transactions in 1998 in which 340 shares and 221 shares were purchased and sold for a price unknown to Bancshares. There were five separate transactions in 1999 which totaled 111 shares, 86 shares, 200 shares, 115 shares, and 312 shares respectively. These shares were sold and purchased at a price unknown to Bancshares. At December 31, 1999, the total 143,374 shares of Bancshares Common Stock were held of record by 537 shareholders. During the past three years, a cumulative total of $.75 per share in dividends have been paid on the Bancshares Common Stock, in three separate dividends of $.25 per share declared in the fourth quarter of 1997, 1998, and 1999 and paid in January, 1998, 1999, and 2000. See "Description of Business - Restrictions on Transfers of Funds to Bancshares by the Bank."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of the financial condition and results of operations of Bancshares should be read in conjunction with the consolidated financial statements, accompanying footnotes, and other supplemental financial information appearing elsewhere in this Registration Statement.

1999 COMPARED WITH 1998

BALANCE SHEET

     Total assets decreased to $40.1 million at December 31, 1999 from $41.9 million at December 31, 1998. Total loans increased by $3.7 million or 16.85%, to $25.9 million from to $22.2 million at December 31, 1998, while securities decreased $4.06 million to $10.5 million at December 31, 1999, primarily in order to fund the increased loan volume.

     Total deposits decreased by $1.1 million to $36.1 million at December 31, 1999, from $37.2 million at December 31, 1998. The majority of the decrease in deposits was due to the loss of a substantial business savings account. Non-interest bearing deposits decreased 3.89% compared to a 2.9% decrease in interest bearing deposits. During 1999, shareholder's equity in Bancshares increased to $2.9 million from $2.8 million at December 31, 1998.

INCOME

     The income of Bancshares is attributable almost entirely to dividends from Guaranty Bank. Consolidated net income of Bancshares is determined by deduction of interest and expenses incurred by Bancshares from the net income earned by Guaranty Bank. Income before income taxes of Guaranty Bank for the year ended December 31, 1999 increased to $652 thousand from $565 thousand during 1998. Bancshares consolidated net income was $354 thousand for the year ended December 31, 1999 from $345 thousand at year end 1998.

     Interest income increased $34 thousand or by 1.11%, to $3.1 million for 1999, principally as a result of an increase in loan volume. Non-interest income totaled $324 thousand for the year ended December 31, 1999, a decrease of 3.86% from $337 thousand for the year ended December 31, 1998, due primarily to a decreased income from service charges and fees.

EXPENSES

     Interest expense decreased $39 thousand from $1.2 million during 1998 to $1.16 million for the year ended December 31, 1999 primarily because of decreased time deposit expense. Non-interest expense for the year ended December 31, 1999 totaled $1.6 million, a decrease from the $1.7 million for the year ended December 31, 1998, as a result of overall cost cutting measures.

PROVISIONS FOR POSSIBLE LOAN LOSSES

     As a result of management's assessment of the adequacy of the allowance for possible loan losses, and due to the growth in loan volume, the Guaranty Bank loan loss allowance was increased at year-end 1999 to $333 thousand, or 1.29% of total loans, from $274 thousand, or 1.25% of total loans, at December 31, 1998.

EARNING ASSET/INTEREST BEARING LIABILITIES YIELDS AND RATES

     Bancshares has no earning assets independent of Guaranty Bank, and no interest bearing liabilities. The average balances and yields for interest-bearing assets and interest-bearing liabilities of Guaranty Bank for 1999 and 1998 on a tax-equivalent basis are as follows (in thousands of dollars):

                                                  Year Ended December 31, 1999       Year Ended December 31, 1998
                                                --------------------------------    ------------------------------
                                                            Interest    Average                Interest   Average
                                                Average     Income/      Yield/     Average    Income/     Yield/
                                                Balance     Expense       Rate      Balance    Expense      Rate
                                                --------    --------    --------    --------   --------   --------
INTEREST EARNING ASSETS:
    Real estate loans                           $ 15,469    $  1,334        8.62%   $ 16,092   $  1,390       8.64%
    Installment loans                              2,993         320       10.69%      2,798        315      11.26%
    Commercial and Industrial loans                6,215         592        9.52%      3,531        347       9.83%
    U.S. Treasury and government agency
         securities                               10,813         659        6.10%     11,202        712       6.36%
    Municipal securities                              --          --          --          --         --         --
    Other securities (AID & TCD)                   3,355         177        5.28%      3,709        204       5.50%

    Federal funds sold and securities sold
         under agreements to repurchase              552          27        4.89%      1,941        107       5.51%


         Total earning assets                   $ 39,397    $  3,109        7.89%   $ 39,273   $  3,075       7.83%
                                                ========                            ========
INTEREST-BEARING LIABILITIES:
    Interest-bearing transaction accounts       $  6,994    $    150        2.14%   $  5,881   $    123       2.09%
    Money market deposits                          1,046          21        2.01%      1,278         25       1.96%
    Savings deposits                               6,504         145        2.23%      6,953        156       2.24%
    Time deposits                                 16,852         765        4.54%     16,946        813       4.80%
    Federal funds purchased and securities
         purchased under agreements to resell        109           6        5.50%         38          1       3.84%
    FHLB Borrowings                                  983          74        7.53%      1,106         83       7.50%

         Total interest-bearing liabilities     $ 32,488    $  1,161        3.57%   $ 32,202   $  1,201       3.73%
                                                ========    --------    --------    ========   --------   --------

Net interest income, tax equivalent                         $  1,948                           $  1,874
                                                            ========                           ========


Net interest margin, tax equivalent                                         4.32%                             4.10%
                                                                        ========                          ========

VOLUME/RATE ANALYSIS

     The changes in components of net interest income caused by changes in average earning asset and liability volumes and changes in rates for 1999 and 1998 are as follows (in thousands of dollars):

                                                   1999 Compared to 1998        1998 Compared to 1997
                                                 ------------------------     -------------------------
                                                 Volume      Rate     Net     Volume      Rate      Net
                                                 ------      ----     ---     ------      ----      ---
INTEREST EARNING ASSETS:
    Real estate loans                           $  (54)       (3)   $  (57)   $  123       (56)      $67
    Installment loans                               22       (17)        5        12        (2)       10
    Commercial and Industrial loans                264       (19)      245       146      (188)      (42)
    U.S. Treasury and government agency
         securities                                (25)      (28)      (53)     (345)      (26)
                                                                                                    (371)
    Municipal securities                             0         0         0         0         0         0
Other securities                                   (19)       (7)      (26)       72         1        73
    Federal funds sold and securities sold
         under agreements to repurchase            (77)       (3)      (80)       65         7        72

         Total earning assets                       10        24        34       (19)     (172)     (191)

INTEREST-BEARING LIABILITIES:
    Interest-bearing transaction accounts           23         4        27         6        10        16
    Money market deposits                           (5)        1        (4)       (7)        0        (7)
    Savings deposits                               (10)       (1)      (11)       (5)       (1)       (6)
    Time deposits                                   (4)      (44)      (48)       42         1        43
    Federal funds purchased and securities
         purchased under agreements to resell        3         2         5       (15)       (1)      (16)
    FHLB Borrowings                                 (9)        0        (9)       (9)        0        (9)

         Total interest-bearing liabilities         11       (51)      (40)        5        16        21
Net interest income, tax equivalent                 (1)       75        74       (24)     (188)     (212)

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

RETURN ON EQUITY AND ASSETS

     The return on equity and assets by Bancshares and Guaranty Bank for the years ending December 31, 1999 and 1998 are as follows:

                                         1999                           1998
                                ------------------------      ------------------------
                                Guaranty                      Guaranty
                                  Bank        Bancshares        Bank        Bancshares
                                --------      ----------      --------      ----------
Return on average assets           .97%         12.12%           .88%          12.4%
Return on average equity         14.10%         12.13%         13.07%          12.9%
Dividend payout ratio            31.58%         10.14%         63.38%          10.4%
Average equity to
  average assets                  6.91%         99.90%          6.76%          95.7%

-----------

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

The objective of the bank was to be Y2K ready by December 31, 1999 within the regulatory guidelines with minimal impact to the bank's customers and operation of the Bank. The Bank has identified all mission critical components of Y2K related directly and indirectly to its operations. In the process the Bank has:

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

To date the Bank has incurred costs of approximately $94,000 in its Y2K efforts.

The potential consequences of Year 2000 had no material effect on the Bank's business, results of operations or financial condition as of January 2000, and the Bank is ready for any potential problems that will arise with critical dates in the year 2000.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


                                   [P&N LOGO]

                                 C O N T E N T S



                                                                       Page
                                                                       ----
INDEPENDENT AUDITORS' REPORT                                            17


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      December 31, 1999 and 1998                                       18-19


CONSOLIDATED STATEMENTS OF INCOME
      Years ended December 31, 1999, 1998 and 1997                     20-21


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      Years ended December 31, 1999, 1998 and 1997                     22-23


CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended December 31, 1999, 1998 and 1997                     24-25


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             26-47

                                [P&N LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Great Guaranty Bancshares, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years during the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ POSTLETHWAITE & NETTERVILLE


Baton Rouge, Louisiana
February 11, 2000

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                         1999          1998
                                                     -----------   -----------

Cash and due from banks                              $ 2,161,137   $ 2,194,636

Interest-bearing deposits with banks                     792,408     2,175,631

Investment securities
available-for-sale                                    10,460,361    14,516,280

Investments in restricted equity securities              239,600       227,100

Loans receivable, net of allowance for loan losses
of $333,364 and $273,524, respectively                25,572,115    21,896,375

Accrued interest receivable                              369,234       301,585

Premises and equipment, net                              474,303       572,214

Other assets                                              35,035        87,042
                                                     -----------   -----------

TOTAL ASSETS                                         $40,104,193   $41,970,863
                                                     ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     1999            1998
                                                                 ------------    ------------
LIABILITIES
  Demand deposits                                                $  5,922,179    $  6,162,018
  NOW deposits                                                      6,288,966       6,400,995
  Savings deposits                                                  6,935,700       7,714,140
  Time deposits, $100,000 and over                                  2,785,184       1,991,493
  Other time deposits                                              14,136,991      14,953,003
                                                                 ------------    ------------
           Total deposits                                          36,069,020      37,221,649

  Notes payable                                                       926,953       1,055,227
  Accrued expenses and other liabilities                              180,147         241,600
  Federal funds purchased and securities sold
    under agreements to repurchase                                         --         600,000
  Dividends payable                                                    35,843          35,843
                                                                 ------------    ------------
           Total liabilities                                       37,211,963      39,154,319
                                                                 ------------    ------------


COMMITMENTS AND CONTINGENCIES                                              --              --

STOCKHOLDERS' EQUITY
  Preferred stock-Series A, no par; 500,000 shares authorized;
    -0- shares issued and outstanding                                      --              --
  Preferred stock-Series B, no par; 2,000,000 shares authorized;
    -0- shares issued and outstanding                                      --              --
  Common Stock - $7.50 par value, 500,000 shares
    authorized; 143,374 shares issued and outstanding               1,075,305       1,075,305
  Additional paid-in capital                                        2,411,471       2,411,471
  Accumulated deficit                                                (384,838)       (702,553)
  Accumulated other comprehensive income                             (209,708)         32,321
                                                                 ------------    ------------
           Total stockholders' equity                               2,892,230       2,816,544
                                                                 ------------    ------------


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 40,104,193    $ 41,970,863
                                                                 ============    ============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 1 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            1999          1998         1997
                                                        -----------   -----------   -----------
INTEREST INCOME
  Interest and fees on loans                              $ 2,243,567   $ 2,048,586   $ 1,925,791
  Interest on investment securities                           756,025       824,878     1,185,028
  Interest on federal funds sold                               26,657       107,007        35,485
  Interest on deposits with banks                              79,995        91,473        29,856
                                                          -----------   -----------   -----------
          Total interest income                             3,106,244     3,071,944     3,176,160
                                                          -----------   -----------   -----------


INTEREST EXPENSE
  Interest on deposits                                      1,081,152     1,115,603     1,072,050
  Interest on notes payable                                    73,978        97,513       266,465
  Interest on federal funds purchased
     and securities sold under agreements to repurchase         5,837         1,459        17,141
                                                          -----------   -----------   -----------
          Total interest expense                            1,160,967     1,214,575     1,355,656
                                                          -----------   -----------   -----------


NET INTEREST INCOME                                         1,945,277     1,857,369     1,820,504

  Provision (credit) for loan losses                           81,700        26,288       (14,500)
                                                          -----------   -----------   -----------


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 1,863,577     1,831,081     1,835,004
                                                          -----------   -----------   -----------


NON-INTEREST INCOME
  Service charges on deposit accounts                         297,973       316,317       305,781
  Other service charges and fees                               25,402        19,461        22,229
  Other income                                                  2,537         1,200        22,869
                                                          -----------   -----------   -----------
          Total non-interest income                           325,912       336,978       350,879
                                                          -----------   -----------   -----------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 2 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                              $  855,473   $  899,954   $  914,462
  Occupancy expense                                              205,143      219,859      234,281
  Data processing fees                                           110,953      114,369      103,215
  Legal fees                                                      78,739       16,885      103,254
  Other expense                                                  379,408      388,812      383,487
                                                              ----------   ----------   ----------
     Total non-interest expense                                1,629,716    1,639,879    1,738,699
                                                              ----------   ----------   ----------

INCOME BEFORE TAXES AND EXTRAORDINARY
  ITEM                                                           559,773      528,180      447,184

  Income tax expense                                             206,215      183,649      131,215
                                                              ----------   ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM                                 353,558      344,531      315,969

EXTRAORDINARY ITEM

  Gain on forgiveness of debt (net of income tax of $294,953)         --           --    1,922,752
                                                              ----------   ----------   ----------

NET INCOME                                                       353,558      344,531    2,238,721

  Premium paid on redemption of preferred stock                       --           --       62,359
                                                              ----------   ----------   ----------

NET INCOME AVAILABLE FOR COMMON
  SHAREHOLDERS                                                $  353,558   $  344,531   $2,176,362
                                                              ==========   ==========   ==========

PER COMMON SHARE DATA:
  Income before extraordinary item                            $     2.47   $     2.40   $     1.77
  Extraordinary item                                                  --           --        13.41
                                                              ----------   ----------   ----------

NET INCOME PER COMMON SHARE                                   $     2.47   $     2.40   $    15.18
                                                              ==========   ==========   ==========

CASH DIVIDENDS PER SHARE                                      $     0.25   $     0.25   $       --
                                                              ==========   ==========   ==========

  Average shares outstanding                                     143,374      143,374      143,374
                                                              ==========   ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                     Preferred Stock
                                                     ------------------------------------------------
                                                            Series A                  Series B
                                                     ----------------------    ----------------------
                                                       Shares      Amount       Shares       Amount
                                                     ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1996                              24,462    $ 126,037       21,559    $ 111,080
 Comprehensive income:
    Net income                                              --           --           --           --
    Net change in unrealized gain (loss) on
     securities available-for-sale, net of taxes
     of $19,866                                             --           --           --           --
 Comprehensive income                                       --           --           --           --

    Redemption of preferred stock
     at premium                                        (24,462)    (126,037)     (21,559)    (111,080)

    Dividends declared                                      --           --           --           --
                                                     ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1997                                  --           --           --           --
 Comprehensive income:
    Net income                                              --           --           --           --
    Net change in unrealized gain (loss) on securities
     available-for-sale, net of taxes of ($2,663)           --           --           --           --
 Comprehensive income                                       --           --           --           --

    Dividends declared                                      --           --           --           --
                                                     ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1998                                  --           --           --           --
 Comprehensive income:
    Net income                                              --           --           --           --
    Net change in unrealized gain (loss) on securities
     available-for-sale, net of taxes of ($124,681)         --           --           --           --
    Comprehensive income                                    --           --           --           --

    Dividends declared                                      --           --           --           --
                                                     ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1999                                  --    $      --           --    $      --
                                                     =========    =========    =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

        Common Stock                                      Accumulated
-------------------------    Additional                      Other         Total
                              Paid-in     Accumulated    Comprehensive  Stockholders'
   Shares        Amount       Capital       Deficit        Income          Equity
-----------   -----------   -----------   -----------    -------------  -------------
    143,374   $ 1,075,305   $ 2,411,471   $(3,151,760)   $    (1,072)   $   571,061
                                                                        -----------

         --            --            --     2,238,721             --      2,238,721

         --            --            --            --         38,563         38,563
                                                                        -----------
         --            --            --            --             --      2,277,284
                                                                        -----------


         --            --            --       (62,359)            --       (299,476)

         --            --            --       (35,843)            --        (35,843)
-----------   -----------   -----------   -----------    -----------    -----------

    143,374     1,075,305     2,411,471    (1,011,241)        37,491      2,513,026
                                                                        -----------

         --            --            --       344,531             --        344,531

         --            --            --            --         (5,170)         5,170
                                                                        -----------
         --            --            --            --             --        339,361
                                                                        -----------

         --            --            --       (35,843)            --        (35,843)
-----------   -----------   -----------   -----------    -----------    -----------

    143,374     1,075,305     2,411,471      (702,553)        32,321      2,816,544
                                                                        -----------

         --            --            --       353,558             --        353,558

         --            --            --            --       (242,029)      (242,029)
                                                                        -----------
         --            --            --            --             --        111,529
                                                                        -----------

         --            --            --       (35,843)            --        (35,843)
-----------   -----------   -----------   -----------    -----------    -----------

    143,374   $ 1,075,305   $ 2,411,471   $  (384,838)   $  (209,708)   $ 2,892,230
===========   ===========   ===========   ===========    ===========    ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 1 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                   1999            1998           1997
                                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $   353,558    $   344,531    $ 2,238,721
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                                    110,633        118,517        121,111
    Provision for loan losses                                                        81,700         26,288        (14,500)
    Deferred income tax expense                                                      57,578        174,604        125,658
    Extraordinary item                                                                   --             --     (1,922,752)
    Net amortization on investment premium\discounts                                 61,229         39,372         43,422
    Stock dividends received                                                        (12,500)       (12,900)       (12,100)
    Net gain on sale of other real estate                                            (2,046)            --             --
    Net investment securities gains                                                    (491)            --        (15,046)
    (Increase) decrease in accrued income and other assets                          (91,174)         9,093        124,672
    Decrease in accrued expenses and other liabilities                              (61,453)       (46,421)       (33,019)
                                                                                -----------    -----------    -----------

     Net cash provided by operating activities                                      497,034        653,084        656,167
                                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities/principal
    paydowns of investment securities:
    Available-for-sale                                                            5,753,152      5,806,803      9,937,654
  Purchase of investment securities
    Available-for-sale                                                           (2,000,000)    (6,089,990)    (4,497,700)
Net change in:
    Interest-bearing deposits with banks                                          1,383,223     (1,977,631)     1,090,571
    Federal funds sold                                                                   --      1,125,000     (1,125,000)
    Loans                                                                        (3,757,440)       520,404     (5,604,855)
Purchase of equipment and building improvements                                     (12,722)       (48,032)      (136,376)
Proceeds from sale of real estate                                                    20,000         37,420             --
                                                                                -----------    -----------    -----------

     Net cash provided by (used in) investing activities                          1,386,213       (626,026)      (335,706)
                                                                                -----------    -----------    -----------







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 2 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999           1998           1997
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in non-interest-bearing
  demand, savings, and NOW accounts                    $(1,130,308)   $   (12,331)   $  (236,777)
 Net increase (decrease) in time deposits                  (22,321)       131,748      1,104,855
 Payments on notes payable to banks                             --       (165,000)    (2,935,000)
 Payments on FHLB notes payable                           (128,274)      (119,026)      (110,453)
 Net changes in federal funds purchased and
  securities sold - repurchase agreement                  (600,000)       359,341       (459,431)
 Redemption of preferred stock                                  --             --       (299,476)
 Dividends paid                                            (35,843)       (35,843)            --
 Settlement proceeds                                            --             --      2,217,705
                                                       -----------    -----------    -----------

  Net cash provided by (used in) financing activities   (1,916,746)       158,889       (718,577)
                                                       -----------    -----------    -----------

 Net increase (decrease) in cash and cash equivalents      (33,499)       185,947       (398,116)

 Cash and cash equivalents - beginning of year           2,194,636      2,008,689      2,406,805
                                                       -----------    -----------    -----------

 Cash and cash equivalents - end of year               $ 2,161,137    $ 2,194,636    $ 2,008,689
                                                       ===========    ===========    ===========


Supplemental disclosures of cash flow information:

  Cash paid during the year for:

   Interest                                            $ 1,229,141    $ 1,221,664    $ 1,409,434
                                                       ===========    ===========    ===========

   Income taxes                                        $   142,000    $    12,320    $        --
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

          While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans could change materially in the near term. However, the amount of the change, if any, cannot be estimated.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          SIGNIFICANT GROUP CONCENTRATIONS

          The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on regional economic conditions and conditions in the agricultural industry.

          INVESTMENT IN DEBT SECURITIES

          All of the Bank's investments in debt securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities."

          Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The write-downs are included in earnings as realized losses as they occur.

          Unrealized holding gains and losses, net of tax, on securities are reported as a net amount in other comprehensive income.

          Realized gains and losses on the sale of securities are determined using the specific-identification method.

          LOANS RECEIVABLE

          The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Pointe Coupee Parish. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate, agricultural production and general economic conditions in this immediate area and the surrounding area.

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

          The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          LOANS RECEIVABLE  (continued)

          All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

          ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

          CASH AND CASH EQUIVALENTS

          For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and any other instrument with an original maturity of ninety days or less.

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

          RECLASSIFICATION

          Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the current year presentation.

2.   RESTRICTION ON CASH AND DUE FROM BANKS

     The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 1999 was $217,000. The Bank customarily fulfills this requirement through maintenance of sufficient levels of vault cash.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT SECURITIES

     Debt and equity securities consisted of the following:

                                                      December 31, 1999
                                 -----------------------------------------------------------
                                                   Gross          Gross
                                  Amortized     Unrealized      Unrealized          Fair
                                    Cost           Gains          Losses            Value
                                 -----------    ----------     ------------      -----------
Available-for-Sale

U.S. Treasury & U. S. Agency     $ 3,000,000     $    155       $  (100,580)     $ 2,899,575
Mortgage-backed securities         6,149,011           --          (217,314)       5,931,697
Agency for International
  Development bonds                1,629,089           --                --        1,629,089
                                 -----------     --------      ------------      -----------

                                 $10,778,100     $    155      $   (317,894)     $10,460,361
                                 ===========     ========      ============      ===========
Investments in Restricted
  Equity Securities

Stock in Federal Home
  Loan Bank, at cost             $   239,600     $     --      $         --      $   239,600
                                 ===========     ========      ============      ===========


                                                      December 31, 1999
                                 -----------------------------------------------------------
                                                   Gross          Gross
                                  Amortized     Unrealized      Unrealized          Fair
                                    Cost           Gains          Losses            Value
                                 -----------    ----------     ------------      -----------
Available-for-Sale

U.S. Treasury & U. S. Agency     $ 3,000,000     $ 26,522      $         --      $ 3,026,522
Mortgage-backed securities         9,691,648       39,208           (16,759)       9,714,097
Agency for International
  Development bonds                1,775,661           --                --        1,775,661
                                 -----------     --------      ------------      -----------

                                 $14,467,309     $ 65,730      $    (16,759)     $14,516,280
                                 ===========     ========      ============      ===========

Investments in Restricted
  Equity Securities

Stock in Federal Home
  Loan Bank, at cost             $   227,100     $     --      $         --      $   227,100
                                 ===========     ========      ============      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT SECURITIES  (continued)

     Gross realized gains and losses on sales of securities were as follows:

                           Gains          Losses
                          -------         ------

              1999        $   491         $   --
              1998             --             --
              1997         18,863          3,823


     Investments in restricted equity securities consist of stock of the Federal Home Loan Bank. These investments' fair values are based on the recoverability of their par value. The Bank is required to maintain an investment balance in FHLB stock equal to 5% of its outstanding advances with the Federal Home Loan Bank (see Note 7). These investments are pledged as collateral against borrowings from the FHLB.

     The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized             Fair
                                                Cost                Value
                                             -----------        -----------

       Due in one year or less               $   500,000        $   500,155
       Due from one year to five years         3,819,528          3,711,398
       Due from five years to ten years        1,698,990          1,629,470
       Due after ten years                     4,759,582          4,619,338
                                             -----------        -----------

                                             $10,778,100        $10,460,361
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

     Investment securities with an approximate cost of $3,658,000 and $4,043,000 and an approximate fair value of $3,562,000 and $4,043,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    LOANS

      The components of loans in the statements of condition at December 31, were as follows:

                                        (In Thousands)
                                     -------------------
                                       1999       1998
                                     -------     -------

Commercial                           $ 2,218     $ 1,783
Commercial real estate                 2,310       1,755
Residential real estate               12,146      12,641
Consumer                               2,568       2,712
Agricultural                           6,663       3,279
Less: Allowance for loan losses         (333)       (274)
                                     -------     -------
    Loans, net                       $25,572     $21,896
                                     =======     =======


     An analysis of the change in the allowance for loan losses follows:

                                                          1999          1998          1997
                                                       ----------    ---------      --------

              Balance, beginning of year               $  273,524    $ 238,371     $ 254,819
              Loans charged off                           (26,109)      (5,778)       (3,613)
              Recoveries                                    4,249       14,643         1,665
              Provision (credit) for loan losses           81,700       26,288       (14,500)
                                                       ----------    ---------      --------
              Balance, end of year                     $  333,364    $ 273,524     $ 238,371
                                                       ==========    =========     =========


     Impairment of loans having recorded investments of $15,832 and $22,778 at December 31, 1999 and 1998, respectively, has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans for 1999 and 1998 was approximately $19,000 and $23,000, respectively. No allowance for loan loss has been recognized on these loans due to collateral values exceeding the loan values. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

     Loans having aggregate carrying values of $15,830 and $17,954 were transferred to foreclosed real estate as of December 31, 1999 and 1998, respectively.

5.   TIME DEPOSITS

     At December 31, 1999, the scheduled maturities of time deposits are as follows: (in thousands)


           Within 3 months or less                         $  7,002
           Over 3 months through 12 months                    9,110
           Over 1 year through 5 years                          810
                                                           --------
                                                           $ 16,922
                                                           ========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PREMISES AND EQUIPMENT

     Components of premises and equipment included in the statements of condition at December 31, 1999 and 1998 were as follows:

                                                      1999              1998
                                                   -----------      -----------
      Cost:
         Land                                      $   249,730      $   249,730
         Buildings                                   1,402,896        1,278,978
         Furniture and equipment                       541,498          692,884
                                                   -----------      -----------
      Total cost                                     2,194,124        2,221,592
      Less: accumulated depreciation                (1,719,821)      (1,649,378)
                                                   -----------      -----------
         Net book value                            $   474,303      $   572,214
                                                   ===========      ===========


     Depreciation expense amounted to $110,633, $118,517, and $121,111 for the years ended December 31, 1999, 1998, and 1997, respectively.

7.   NOTES PAYABLE

     The Bank is eligible to borrow funds from the Federal Home Loan Bank under an Advances, Collateral Pledge and Security Agreement dated April 20, 1994. Under this agreement, the Bank can receive advances up to a maximum amount, based on the value of collateral pledged as determined by FHLB guidelines. Each advance has a fixed rate, determined as of the date of the advance and a repayment term of 113-132 months. All advances are secured by a blanket floating lien on all of the Bank's 1-4 residential single family first mortgage loans, Federal Home Loan Bank stock and deposits with the Federal Home Loan Bank.

     Although eligible for advances, the Bank is no longer drawing funds under this agreement, and did not make any draws during the three year period ended December 31, 1999.

     Scheduled future principal payments of advances outstanding as of December 31, 1999 are as follows:

              2000                                  $ 143,277
              2001                                    148,052
              2002                                    159,568
              2003                                    171,985
              2004                                    157,000
              Thereafter                              147,071
                                                    ---------

                                                    $ 926,953
                                                    =========


     The weighted average interest rate of all advances outstanding as of December 31, 1999 was 7.55%. Interest expense on these advances amounted to $73,978, $83,227, and $91,786 for 1999, 1998, and 1997, respectively.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES

     The Company and the subsidiary Bank file a consolidated income tax return. The reasons for the differences between the statutory federal income tax rates and the effective tax rates applied to income before income taxes and extraordinary items are summarized as follows:

                                        1999                  1998                    1997
                                -------------------   --------------------    ------------------
                                 Amount        %        Amount        %         Amount       %
                                --------     ------    --------     ------    ----------    ----

Tax based on statutory rate     $190,323       34.0%   $179,581       34.0%   $ 152,043     34.0%
Other                             15,892        2.8       4,068         .8      (20,828)    (4.7)
                                --------     ------    --------     ------    ---------     ----

Effective tax rates             $206,215       36.8%   $183,649       34.8%   $ 131,215     29.3%
                                ========     ======    ========     ======    =========     ====


     In accordance with Statement of Financial Accounting Standards No. 109, deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) which are included in accrued expenses and other liabilities on the accompanying statements of condition are comprised of the following at December 31:

                                                        1999            1998
                                                      ---------      ---------

Unrealized investment gains - available-for-sale      $      --      $ (16,650)
Stock dividends received on investments                 (21,624)       (17,374)
Allowance for loan losses                              (168,238)      (196,169)
                                                      ---------      ---------
    Gross deferred tax liability                       (189,862)      (230,193)
                                                      ---------      ---------

Unrealized investment losses - available-for-sale     $ 108,031      $      --
Net operating loss carryforward                              --         38,240
Depreciation on premises and equipment                    3,400          6,920
Business credit carryforwards and other                      --         39,499
                                                      ---------      ---------
    Gross deferred tax asset                            111,431         84,659
                                                      ---------      ---------

    Net deferred tax liability                        $ (78,431)     $(145,534)
                                                      =========      =========


     The consolidated provision for income taxes is summarized as follows:

                              1999         1998         1997
                            --------     --------     --------

Taxes payable currently     $148,637     $  9,045     $  5,557
Deferred tax expense          57,578      174,604      125,658
                            --------     --------     --------

                            $206,215     $183,649     $131,215
                            ========     ========     ========

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.     RELATED PARTIES

       Certain officers, directors, and their affiliates were indebted to the Bank in the aggregate amounts of $ 1,514,964 and $1,260,208 at December 31, 1999 and 1998, respectively. During 1999 and 1998, $2,761,744 and
       $1,587,264 of new loans and advances were made, and loan repayments totaled $2,506,988 and $1,706,874, respectively.

       As of December 31, 1999, related party deposits were approximately $1,450,000.

10.    LEGAL CONTINGENCIES

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

       In April 1997 the Supreme Court of Louisiana reviewed the appellate court's ruling and re-affirmed.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 1999, the most recent notification from the Louisiana Office of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Categorization criteria are based on maintenance of minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table (in thousands):

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                           For Capital        Prompt Corrective
                                                  Actual               Adequacy Purposes:     Action Provisions:
                                           -------------------       ---------------------    ------------------
                                             Amount      Ratio        Amount       Ratio      Amount      Ratio
                                           ---------     -----       --------      -----      -------     ------
     As of December 31, 1999:
       Total Capital
         (to Risk Weighted Assets)         $   3,353      16.7%      $  1,609      > 8.0%     $ 2,012     > 10.0%
                                                                                   -                      -
       Tier I Capital
         (to Risk Weighted Assets)             3,101      15.4%           805      > 4.0%       1,207     >  6.0%
                                                                                   -                      -
       Tier I Capital
         to Average Assets)                    3,101       7.5%         1,650      > 4.0%       2,062     >  5.0%
                                                                                   -                      -

     As of December 31, 1998:
       Total Capital
         (to Risk Weighted Assets)         $   2,983      15.6%      $  1,528      > 8.0%     $ 1,911     > 10.0%
                                                                                   -                      -
       Tier I Capital
         (to Risk Weighted Assets)             2,745      14.4%           764      > 4.0%       1,146     > 6.0%
                                                                                   -                      -
       Tier I Capital
         (to Average Assets)                   2,745       6.5%         1,665      > 4.0%       2,081     > 5.0%
                                                                                   -                      -

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    RESTRICTIONS ON DIVIDENDS

       Federal and state banking regulations place certain restrictions on dividends paid by the Bank. The total amount of dividends which may be paid at any date is generally limited to current year's net profits plus the prior year's retained net profits. The Bank can declare without the approval of the Commissioner, dividends totaling $278,059 more than its retained net earnings during the year ending December 31, 2000.

       In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

14.    EMPLOYEE BENEFITS

       The Bank maintains a 401(k) plan for its employees, which allows them to make contributions to the plan with pre-tax salary reductions. The Bank matches contributions dollar for dollar up to three percent of employees' gross salary. Contributions to the plan were $23,346, $23,453 and $23,809 for 1999, 1998, and 1997, respectively.

15.    OFF-BALANCE SHEET ACTIVITIES

       Credit-Related Financial Statements. The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

       The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

       At December 31, 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:


           Unfunded commitments under lines of credit            $ 3,484,245
           Credit card arrangements                                  406,339


       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

                        GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    OFF-BALANCE SHEET ACTIVITIES  (continued)

       Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may or may not be drawn upon to the total extent to which the Bank is committed. Future draws on lines of credit are subject to the same collateral, terms and other conditions as draws which have been funded to date.+

       Commercial and standby letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair values, and related carrying or notional amounts, of the Bank's financial instruments are as follows:

                                         December 31, 1999       December 31, 1998
                                        -------------------     -------------------
                                        Carrying     Fair       Carrying     Fair
                                         Amount      Value       Amount      Value
                                        --------    -------     --------    -------
                                           (in thousands)         (in thousands)

Financial assets:
  Cash and due from banks,
     interest-bearing deposits with
     banks, and federal funds sold      $ 2,954     $ 2,954     $ 4,371     $ 4,371
  Securities available-for-sale          10,460      10,460      14,516      14,516
  Restricted equity securities              240         240         227         227
  Loans receivable                       25,572      25,598      21,896      22,427
  Accrued interest receivable               369         369         302         302

Financial liabilities:
  Deposit liabilities                    36,069      36,079      37,259      37,396
  Short-term borrowings                      --          --         600         600
  Long-term debt                            927         972       1,055       1,190

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.   BANK ONLY FINANCIAL STATEMENTS

                                                                     PAGE 1 OF 2
                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                   1999             1998
                                                -----------     -----------

Cash and due from banks                         $ 2,161,137     $ 2,194,636
Interest-bearing deposits with banks                792,408       2,175,631
Federal funds sold                                       --              --
Investment securities - available-for-sale       10,460,361      14,516,280
Restricted investments in equity securities         239,600         227,100
Loans, net of allowance for loan losses          25,572,115      21,896,375
Properties and equipment, net                       474,303         572,214
Accrued interest receivable                         369,234         301,585
Other assets                                         35,035          87,042
                                                -----------     -----------


  TOTAL ASSETS                                  $40,104,193     $41,970,863
                                                ===========     ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   BANK ONLY FINANCIAL STATEMENTS  (continued)

                                                                     PAGE 2 OF 2
                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                    1999               1998
                                                ------------      ------------

  LIABILITIES
Demand deposits                                 $  5,958,992      $  6,198,889
NOW deposits                                       6,288,966         6,400,995
Savings deposits                                   6,935,700         7,714,140
Time deposits, $100,000 and over                   2,785,184         1,991,493
Other time deposits                               14,136,991        14,953,003
                                                ------------      ------------
  Total deposits                                  36,105,833        37,258,520

Notes payable                                        926,953         1,055,227
Accrued expenses and other liabilities               180,147           279,842
Federal funds purchased and securities sold
under agreements to repurchase                            --           600,000
                                                ------------      ------------
  Total liabilities                               37,212,933        39,193,589
                                                ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES                    --                --


STOCKHOLDER'S EQUITY
Common stock - $7.50 par value
Authorized - 200,000 shares; issued
and outstanding - 96,242 shares                      721,815           721,815
Additional paid-in capital                         5,201,524         5,123,569
Accumulated deficit                               (2,822,371)       (3,100,431)
Accumulated other comprehensive income              (209,708)           32,321
                                                ------------      ------------
  Total stockholder's equity                       2,891,260         2,777,274
                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 40,104,193      $ 41,970,863
                                                ============      ============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   BANK ONLY FINANCIAL STATEMENTS (continued)
                                                                     PAGE 1 OF 2
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                       ----------     ----------     -----------

INTEREST INCOME
  Interest and fees on loans                           $2,243,567     $2,048,586     $ 1,925,791
  Interest on investment securities                       756,025        824,878       1,185,028
  Interest on federal funds sold                           26,657        107,007          35,485
  Interest on deposits with banks                          79,995         91,473          29,856
                                                       ----------     ----------     -----------
    Total interest income                               3,106,244      3,071,944       3,176,160
                                                       ----------     ----------     -----------

INTEREST EXPENSE
  Interest on deposits                                  1,081,152      1,115,603       1,072,050
  Interest on notes payable                                73,978         83,227          91,786
  Interest on federal funds purchased and securities
   sold under agreements to repurchase                      5,837          1,459          17,141
                                                       ----------     ----------     -----------
    Total interest expense                              1,160,967      1,200,289       1,180,977
                                                       ----------     ----------     -----------

NET INTEREST INCOME                                     1,945,277      1,871,655       1,995,183

  Provision (credit) for loan losses                       81,700         26,288         (14,500)
                                                       ----------     ----------     -----------


NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                              1,863,577      1,845,367       2,009,683
                                                       ----------     ----------     -----------


NON-INTEREST INCOME
  Service charges on deposit accounts                     297,973        316,317         305,781
  Other service charges and fees                           25,402         19,461          22,229
  Other income                                              2,537          1,200          22,869
                                                       ----------     ----------     -----------
              Total non-interest income                   325,912        336,978         350,879
                                                       ----------     ----------     -----------

                            GREAT GUARANTY BANCSHARES
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. BANK ONLY FINANCIAL STATEMENTS  (CONTINUED)
                                                                     PAGE 2 OF 2
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                       1999           1998           1997
                                    ----------     ----------     ----------

NON-INTEREST EXPENSES
 Salaries and employee benefits     $  855,473     $  899,954     $  914,462
 Occupancy expense                     205,143        219,859        234,281
 Data processing fees                  110,953        114,369        103,215
 Legal fees                              6,451          8,624         20,534
 Other expense                         359,134        374,934        358,121
                                    ----------     ----------     ----------
     Total non-interest expense      1,537,154      1,617,740      1,630,613
                                    ----------     ----------     ----------


INCOME BEFORE TAXES                    652,335        564,605        729,949

 Income tax expense                    245,930        193,849        223,992
                                    ----------     ----------     ----------

NET INCOME                          $  406,405     $  370,756     $  505,957
                                    ==========     ==========     ==========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18. PARENT ONLY FINANCIAL STATEMENTS


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                         1999             1998
                                                                     -----------      -----------

Cash in subsidiary bank                                              $    36,813      $    36,872
Investment in subsidiary                                               2,891,260        2,777,274
Deferred tax asset                                                            --           38,241
                                                                     -----------      -----------

    Total Assets                                                     $ 2,928,073      $ 2,852,387
                                                                     ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued dividends payable                                            $    35,843      $    35,843
                                                                     -----------      -----------
    Total Liabilities                                                     35,843           35,843
                                                                     -----------      -----------

Preferred stock - Series A, no par; 500,000 shares authorized;
  -0- shares issued and outstanding                                           --               --
Preferred stock - Series B, no par; 2,000,000 shares authorized;
  -0- shares issued and outstanding                                           --               --
Common stock - $7.50 par value; 500,000 shares
  authorized; 143,374 shares issued and outstanding                    1,075,305        1,075,305
Additional paid-in capital                                             2,411,471        2,411,471
Accumulated deficit                                                     (384,838)        (702,553)
Accumulated other comprehensive income                                  (209,708)          32,321
                                                                     -----------      -----------
    Total Stockholders' Equity                                         2,892,230        2,816,544
                                                                     -----------      -----------

    Total Liabilities and Stockholders' Equity                       $ 2,928,073      $ 2,852,387
                                                                     ===========      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT ONLY FINANCIAL STATEMENTS (continued)


                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     Years ended December 31,
                                            -----------------------------------------
                                              1999           1998            1997
                                            ---------      ---------      -----------

INCOME
  Dividends received from Subsidiary Bank   $ 128,343      $ 235,000      $ 1,521,865
                                            ---------      ---------      -----------


EXPENSES
  Interest expense                                 --         14,286          174,679
  Legal fees                                   72,287          8,260           82,721
  Other expenses                               20,273         13,878           25,365
                                            ---------      ---------      -----------
                                               92,560         36,424          282,765
                                            ---------      ---------      -----------

INCOME BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                35,783        198,576        1,239,100

Equity in undistributed earnings
  of subsidiary                               278,060        135,755       (1,015,908)
                                            ---------      ---------      -----------


INCOME BEFORE TAXES AND
  EXTRAORDINARY GAIN                          313,843        334,331          223,192

Income tax expense (benefit)                  (39,715)       (10,200)         (92,777)
                                            ---------      ---------      -----------

INCOME BEFORE EXTRAORDINARY
  GAIN                                        353,558        344,531          315,969

EXTRAORDINARY GAIN
  (Net of income tax)                              --             --        1,922,752
                                            ---------      ---------      -----------

NET INCOME                                  $ 353,558      $ 344,531      $ 2,238,721
                                            =========      =========      ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   PARENT ONLY FINANCIAL STATEMENTS (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               Years ended December 31,
                                                                     -----------------------------------------
                                                                       1999           1998            1997
                                                                     ---------      ---------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $ 353,558      $ 344,531      $ 2,238,721
 Adjustments to reconcile net income to
   cash  provided by operating activities:
 Extraordinary item                                                         --             --       (1,922,752)
 Equity in undistributed earnings
   of subsidiary                                                      (278,060)      (135,755)       1,015,908
 Changes in operating assets and liabilities:
   Accrued interest payable                                                 --         (3,267)         (55,210)
 Income tax benefit derived from tax
   loss generated                                                      (39,714)       (10,200)         (92,777)
                                                                     ---------      ---------      -----------

 Cash provided by operating activities                                  35,784        195,309        1,183,890
                                                                     ---------      ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                                        --       (165,000)      (2,935,000)
 Redemption of preferred stock                                              --             --         (299,476)
 Dividends paid                                                        (35,843)       (35,843)              --
 Settlements received                                                       --             --        2,217,705
 Payments on amounts due subsidiary                                         --             --         (127,134)
                                                                     ---------      ---------      -----------
   Cash used in financing activities                                   (35,843)      (200,843)      (1,143,905)
                                                                     ---------      ---------      -----------

Net increase (decrease) in cash                                            (59)        (5,534)          39,985

Cash - beginning of year                                                36,872         42,406            2,421
                                                                     ---------      ---------      -----------

Cash - end of year                                                   $  36,813      $  36,872      $    42,406
                                                                     =========      =========      ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                        $      --      $  17,552      $   229,889
                                                                     =========      =========      ===========
     Income taxes                                                    $      --      $      --      $        --
                                                                     =========      =========      ===========

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

PART III

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

         The directors of Bancshares are as follows:

         Joseph L. Dabadie, Jr., age 73, has been a director since 1993. Mr. Dabadie retired from the U.S. Army in 1988 with the rank of Brigadier General, and since his retirement has worked as a safety director for Reliable Production, Inc.

         Dr. Donald W. Doucet, age 43, was elected a director in 1998. Dr. Doucet has been a practicing physician since 1985 specializing in Internal Medicine.

         Craig A. Major, age 52, has been a director since 1993. Mr. Major has been a cattle rancher for over twenty-five years. Mr. Major also oversees various personal and family real-estate properties.

         Sylvester Muckelroy, age 74, was elected a director in 1998. Mr. Muckelroy retired from the Pointe Coupee Parish School Board in 1988. Mr. Muckelroy is the Mayor of the City of New Roads and is currently serving his second term.

         H.T. Olinde, Jr., age 71, was a founder of Guaranty Bank in 1957 and serves as Chairman of the Board. Mr. Olinde served as a director from 1957 until his resignation in 1984 and was re-elected director in 1993. Mr. Olinde is a shareholder and executive officer of B. Olinde & Sons, Inc., which owns and operates retail furniture stores, a wholesale beer distributorship, and various property interests.

         J. Layne Orillion, age 55, has been a director since 1993. Mr. Orillion is President and owner of Lo-Vac, Inc., which he founded in 1982.

         F. Gregory Roy, age 48, has been a director since 1993. Mr. Roy has been a 50% owner of P & G Farms, Inc. and has been in farming since 1978.

         Michael Chad Soprano, age 35, was nominated as a director in 1999. Mr. Soprano owns and operates Soprano's Grocery in Livonia, Louisiana.

         Each director has been elected without specific term to serve until his successor is duly qualified and elected.

         The foregoing directors of Bancshares are also directors of Guaranty Bank. Additional directors of Guaranty Bank are J. Wade O'Neal, III; see discussion of "Executive Officers" below.

EXECUTIVE OFFICERS

         The executive officers of Guaranty Bank are as follows:

         Beverly B. David, age 56 has served as Senior Vice-President since May 1999 and Head of Bank Operations since 1989. Mrs. David also serves as the Bank's Cashier and Security Officer, and as Assistant Treasurer of Bancshares.

         Mark Major, age 44, has been employed at Guaranty Bank since March 1998 when he was hired as an Agricultural Lender. He has served as Head of Lending and Compliance Officer since 1999.

         J. Wade O'Neal, III, age 43, has served as the Bank's President and Chief Executive Officer and as a Director of Guaranty Bank since May 1999. He has been employed by Guaranty Bank for nineteen years. Mr. O'Neal also serves as Treasurer and Authorized Representative of Bancshares.

         Mary Ann Pourciau, age 44, is Vice President and Marketing and Human Resources Officer. She has been employed by Guaranty Bank for 23 years. She also serves as Secretary to the Board of Guaranty Bank, and the Assistant Treasurer of Bancshares.


                             EXECUTIVE COMPENSATION

         Daniel R. Domingue, Jr. served as the authorized representative of Bancshares and as President and Chief Executive Officer of Guaranty Bank until his resignation in May 1999. He received aggregate cash compensation during the three years ended December 31, 1999 as set forth in the cash compensation table below. J. Wade O'Neal, III was promoted to President and Chief Executive Officer of Guaranty Bank in May of 1999. He also serves as authorized representative of Bancshares. His aggregate cash compensation for 1999 is also set forth below. No executive officer or employee of Bancshares or Guaranty Bank earned aggregate compensation during any of the three years ended December 31, 1999 exceeding $100,000, except Daniel R. Domingue, Jr. in 1997.

Name of Individual and Position     Year      Salary      Bonus            Other
-------------------------------     ----     -------     -------        ---------

Daniel R. Domingue, Jr.,            1997     $75,000     $15,000        $10,990(1)
Guaranty Bank President and CEO     1998      75,000      10,000         11,990(1)
                                    1999      31,731       2,885          5,279(2)
J. Wade O'Neal, III                 1999      67,315       4,702          3,662(2)
Guaranty Bank President and CEO

------------------

(1) Includes living allowance, Bank's 401(k) matching contribution and incentive and vacation pay.

(2) Includes Bank's 401(k) matching contribution and incentive and vacation pay.


         401(k) Plan. Under Guaranty Bank's 401(k) Plan, officers and employees of the Bank may make contributions to the Plan with pre-tax salary reductions. The Bank matches contributions up to three (3%) percent of the contributing employee's gross salary.


                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of December 31, 1999, the following persons were known by Bancshares to be the beneficial owners of more than five (5%) percent of the outstanding shares of voting securities of Bancshares:




Name of Beneficial Owner      Shares Beneficially Owned        Percent of Class
------------------------      -------------------------        ----------------
H.T. Olinde, Jr.(1)                     12,488                        8.71%

-------------------

(1) Includes shares voted by Mr. Olinde but owned by B. Olinde & Sons (3,405 shares).

SECURITY OWNERSHIP OF MANAGEMENT

         The following table indicates the beneficial ownership as of December 31, 1999, of Bancshares voting securities by (i) each director of Bancshares,
(ii) the chief executive officer of Guaranty Bank, and (iii) all directors and executive officers of Bancshares and Guaranty Bank as a group:


Name and Position                                    Shares Beneficially Owned      Percent of Class
-----------------                                    -------------------------      ----------------
Joseph L. Dabadie, Jr., Director                                 606                        *
Dr. Donald W. Doucet, Director                                   340                        *
Craig A. Major, Director                                         436                        *
Sylvester Muckelroy, Director                                    221                        *
H. T. Olinde, Jr., Director                                   12,488                     8.71%
J. Layne Orillion, Director                                      150                        *
F. Gregory Roy, Director                                         348                        *
Michael Chad Soprano, Director                                   140                        *
J. Wade O'Neal, III, Chief Executive Officer of                  140                        *
Guaranty Bank
Directors and Executive Officers as                           14,944                    10.42%
   a group (12 persons)


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

         Since the beginning of 1998, no transaction between Guaranty Bank or Bancshares and any executive officer, director or holder of more than 5% of the capital stock of Bancshares has involved an amount in excess of $60,000 except as indicated below, for which transactions the following information is provided: (i) name of the person; (ii) relationship to Bancshares/Guaranty Bank;
(iii) nature of the transaction and (iv) the amount involved in the transaction.

         (i) Craig A. Major; (ii) director of Bancshares; (iii) personal loans to or endorsed by Mr. Major (iv) a total of $40,000 outstanding at December 31, 1998, with $30,000 in available commitments.

         (i) J. Layne Orillion; (ii) director of Bancshares; (iii) loan and line of credit commitment to affiliate companies; (iv) a total of $1,459 outstanding at December 31, 1998 with $100,000 in available commitments; and a total of $228,370 outstanding at December 31, 1999 with $87,000 in available commitments.

         (i) F. Gregory Roy; (ii) director of Bancshares; (iii) loans and line of credit commitments to Mr. Roy and affiliated entities; (iv) a total of $445,488 outstanding at December 31, 1998, with $310,000.00 in available commitments; and a total of $471,126 outstanding at December 31, 1999 with $245,000 in available commitments.

         (i) J. Wade O'Neal, III; (ii) president and CEO of Guaranty Bank, authorized representative of Bancshares; (iii) loans commitments to Mr. O'Neal;
(iv) two loans of $200,000 and $121,326 respectively, both were originated and paid out in 1999.

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

                                 GREAT GUARANTY BANCSHARES, INC.

Dated: February 28, 2000         By:  /s/ J. Wade O'Neal, III
                                      ------------------------------------------
                                      J. Wade O'Neal, III.
                                      Authorized Representative
                                      of Great Guaranty Bancshares, Inc. and
                                      President and CEO of Guaranty Bank & Trust
                                      Company

                                 By:  /s/ Beverly B. David
                                      ------------------------------------------
                                      Beverly B. David
                                      Assistant Treasurer of Great Guaranty
                                      Bancshares, Inc. and Senior Vice President
                                      of Guaranty Bank & Trust Co.

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------

         Exhibit 21        Subsidiaries of Great Guaranty Bancshares, Inc.

         Exhibit 27        Financial Data Schedule