Form 10-Q
period 2000-03-31
GREAT GUARANTY BANCSHARES INC
filed 2000-05-15
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF MARCH 31, 2000

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                         PAGE
                                                                                  REFERENCE
                                                                                  ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                    1

                  Consolidated Balance Sheet as of March 31, 2000                         1

                  Consolidated Statements of Income for the three months
                  ended March 31, 2000 and 1999                                           2

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2000 and 1999                                           3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                    5

                  Material Changes in Financial Condition                                 5

                  Three Months Ended March 31, 2000 Compared with Three Months Ended
                  March 31, 1999                                                          5

                  March 31, 2000 Compared with December 31, 1999                          6

                  Loan Loss Provision                                                     6


PART II - OTHER INFORMATION                                                               6

         ITEM 1.  LEGAL PROCEEDINGS                                                       6

         ITEM 2.  YEAR 2000 READINESS DISCLOSURES                                         6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                       7

SIGNATURES                                                                                8

EXHIBIT INDEX                                                                             9

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                  $  2,071,589
     Interest-bearing deposits with banks                        8,467,074
     Federal Funds Sold                                          2,375,000
     Investments securities - available for sale                10,685,772
     Restricted investments in equity securities                   243,000
     Loans, net of allowance for loan losses of $349,871        27,479,707
     Properties and equipment, net                                 458,149
     Accrued interest receivable                                   399,162
     Other Assets                                                   73,417
                                                              ------------
         TOTAL ASSETS                                         $ 52,252,870
                                                              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES

          Demand deposits                                     $ 14,656,628
          NOW accounts                                           8,750,180
          Savings deposits                                       7,172,288
          Time deposits, $100,000 and over                       2,587,239
          Other time deposits                                   14,920,602
                                                              ------------

          Total deposits                                      $ 48,086,937

          Notes Payable                                            893,356
          Accrued expenses and other liabilities                   180,986
          Income Taxes Payable                                      72,128
                                                              ------------

          Total liabilities                                   $ 49,233,407
                                                              ------------

     SHAREHOLDERS' EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding   $  1,075,305
          Capital surplus                                        2,411,471
          Accumulated deficit                                     (243,997)
          Accumulated Other Comprehensive Income                  (223,316)
                                                              ------------

          Total shareholders' equity                          $  3,019,463


                                                              ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 52,252,870
                                                              ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended Mar. 31,
                                                          2000         1999
                                                       ----------   ---------
 Interest and fees on loans                            $ 620,031    $ 507,550
 Interest on investment securities                       175,899      213,116
 Interest on Federal Funds sold                           31,345        7,481
 Interest on Deposits with Banks                          10,909       29,567
                                                       ---------    ---------

 Total interest income                                 $ 838,184    $ 757,714
                                                       ---------    ---------

INTEREST EXPENSE
 Interest on notes payable                                17,075       22,978
 Interest on deposits                                    296,720      279,239
                                                       ---------    ---------
        Total interest expense                         $ 313,795    $ 302,217
                                                       ---------    ---------

NET INTEREST INCOME                                    $ 524,389    $ 455,497

PROVISION FOR LOAN LOSSES                                 23,000        6,500
                                                       ---------    ---------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                        $ 501,389    $ 448,997
                                                       ---------    ---------
NON INTEREST INCOME
 Service charges on deposit accounts                   $  70,770    $  70,042
 Other service charges and fees                            5,626        1,371
 Net investment securities gains (losses)                      0          491
 Other income                                             13,240        8,407
                                                       ---------    ---------

                                                       $  89,636    $  80,311
                                                       ---------    ---------
NON INTEREST EXPENSE
 Salaries and employee benefits                        $ 198,662    $ 228,075
 Occupancy expense                                        51,488       49,475
 Data processing                                          23,295       24,639
 Legal fees                                                  862        1,236
 Other expense                                           103,876      111,629
                                                       ---------    ---------
                                                       $ 378,183    $ 415,054
                                                       ---------    ---------

INCOME BEFORE INCOME TAXES                             $ 212,842    $ 114,254

INCOME TAX EXPENSE                                        72,000       38,846
                                                       ---------    ---------

NET INCOME                                             $ 140,842    $  75,408

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized holding losses arising during period     (13,608)      (3,628)
                                                       ---------    ---------


COMPREHENSIVE  INCOME                                  $ 127,234    $  71,780
                                                       =========    =========

PER COMMON SHARE DATA:
     NET INCOME                                        $     .98    $     .53
                                                       ---------    ---------

     AVERAGE SHARES OUTSTANDING                          143,374      143,374
                                                       =========    =========

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                       PAGE 1 OF 2


                                                                      Three months ended Mar. 31,
                                                                     ----------------------------
                                                                         2000            1999
                                                                     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                        $    140,842    $     75,408
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                          26,858          26,917
     Provision for loan losses                                             23,000           6,500
     Deferred tax                                                               0          38,240
     Stock dividends received                                              (3,400)         (3,200)
     Net investment securities (gains) losses                                   0            (491)
     (Increase) decrease in accrued income and other assets               (68,310)        (38,884)
     Increase (decrease) in accrued expenses and other liabilities            967          58,159
                                                                     ------------    ------------

   Net cash provided by (used in) operating activities               $    119,957    $    162,649
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sales/maturities of investment securities
     Available for sale                                              $    260,981    $  2,869,409
   Purchase of investment securities
     Available for sale                                                  (500,000)     (2,000,000)
   Net change in:
     Interest bearing deposits with banks                              (7,674,666)        523,762
     Federal Funds Sold                                                (2,375,000)       (625,000)
     Loans                                                             (1,930,592)     (1,389,090)
     Purchase of equipment and building improvements                      (10,704)         (3,958)
                                                                     ------------    ------------

   Net cash (used in) provided by investing activities               $(12,229,981)   $   (624,877)
                                                                     ------------    ------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2

                                                       Three months ended Mar. 31,
                                                      ----------------------------
                                                           2000           1999
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing
    demand, savings and NOW accounts                  $ 11,432,250    $    673,764
  Net increase (decrease) in time deposit                  585,666        (172,393)
  Payments on other notes payable                          (33,597)        (31,173)
  Net change in federal funds purchased and
    Repurchase Agreement Sold                                    0        (600,000)
  Income Taxes Payable                                      72,000             605
  Dividends Paid                                           (35,843)        (35,843)
                                                      ------------    ------------
  Net cash provided by (used in)
    financing activities                              $ 12,020,476    $   (165,040)
                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH
AND DUE FROM BANKS                                         (89,548)       (627,268)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                2,161,137       2,194,636
                                                      ------------    ------------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                             $  2,071,589    $  1,567,368
                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest                                            $    297,556    $    309,851
                                                      ============    ============

  Income taxes                                        $          0    $     20,000
                                                      ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         MATERIAL CHANGES IN FINANCIAL CONDITION.


         THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999.

         Balance Sheet

         Total Assets at March 31, 2000 were $52.3 million compared to $41.9 million at March 31, 1999. A substantial portion of the $10 million increase was due to an $8 million deposit to a demand deposit account which was made on March 31, 2000. This deposit was for severance packages and other benefits due to the sale of a large commercial entity. These funds will only be on deposit temporarily, as employees transfer their funds to their personal banks, etc. Notwithstanding the $8 million deposit, total assets at March 31, 2000 would have been approximately $44.3 million which represents a 5.7% increase. Total loans increased to $27.5 million at March 31, 2000 from $23.3 million at March 31, 1999, while securities decreased to $10.7 million from $13.6 million and deposits increased to $48 million from $37.7 million as of those respective dates. Shareholders' equity in Bancshares increased to $3.0 million at March 31, 2000 from $2.9 million at March 31, 1999. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $3.0 million at March 31, 2000, an increase from $2.9 million at March 31, 1999, which was a result of the earnings of Guaranty Bank less dividend payments by Guaranty Bank to Bancshares and an increase in the unrealized loss on available for sale securities.

Income

         The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of and expenses incurred by Bancshares from the net income earned by Guaranty Bank.

         Income for the three months ended March 31, 2000 was $140.8 thousand compared to $75.4 thousand during the same period in 1999. Interest income increased to $838 thousand for the three month period ended March 31, 2000 compared to $758 thousand for the same period in 1999, primarily as a result of increased loan volume. Non-interest income totaled $90 thousand for the three month period, compared to $80 thousand for the same period in 1999. Interest expense increased to $314 thousand during the three months ended March 31, 2000, an increase from $302 thousand during the same period in 1999, due primarily to an increase in NOW account deposits, while non-interest expense decreased to $378 thousand from $415 thousand during those periods, primarily as a result of a reduction of in the number of employees of Guaranty Bank.

         MARCH 31, 2000 COMPARED WITH DECEMBER 31, 1999

         Balance Sheet

         Total assets increased $12 million to $52.3 million at March 31, 2000, an increase of 30% from $40.1 million at December 31, 1999, due to the short term deposit mentioned in paragraph one. Assets have since stabilized at $43.6 million, which is approximately the year-to-date average. Total loans increased by $1.9 million, or 7.5%, to $27.5 million at March 31, 2000 compared to $25.6 million at December 31, 1999, while securities increased $225 thousand to $10.7 million at March 31, 2000, from $10.5 million at December 31, 1999.

         Total deposits increased by $12 million to $48.1 million at March 31, 2000, a 33% increase from $36.1 million at December 31, 1999, due to the above mentioned deposit. Deposits have since stabilized at $39.4 million, which is also the approximate year-to-date average. This growth of approximately $3.3 million was planned growth, in order to fund loans. Non-interest bearing deposits increased at a 147% rate, due to the above deposit, compared to a 1.1% growth in interest bearing deposits. During the first three months of 2000, shareholders' equity in Bancshares increased $127 thousand to $3 million at March 31, 2000 due to earnings of Guaranty Bank.

         LOAN LOSS PROVISION

         As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a loan loss provision of $23 thousand at March 31, 2000. The allowance for possible loan losses at March 31, 2000 was $350 thousand, 1.27% of total loans, compared to $333 thousand, or 1.30% of total loans, at December 31, 1999 and $275 thousand or 1.18% at March 31, 1999. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.

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

         The objective of Bancshares and Guaranty Bank was to be Y2K ready by December 31, 1999 within the regulatory guidelines with minimal impact to the bank's customers and operations. Guaranty Bank has identified all mission critical components of Y2K related directly and indirectly to its operations. In the process the bank has:

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

         The potential consequences of Year 2000 had no material effect on the Bank's business, results of operations or financial condition as of March 31, 2000, and the Bank is ready for any potential problems that will arise with critical dates in the year 2000.

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

                                    GREAT GUARANTY BANCSHARES, INC.

Dated: May 12, 2000                 By: /s/ J. Wade O'Neal, III
                                       ----------------------------------------
                                       J. Wade O'Neal, III
                                       Authorized Representative
                                       of Great Guaranty Bancshares, Inc. and
                                       President and CEO of Guaranty Bank &
                                       Trust Company

                                    By:  /s/ Beverly B. David
                                       ----------------------------------------
                                       Beverly B. David
                                       Assistant Treasurer
                                       of Great Guaranty Bancshares, Inc. and
                                       Senior Vice President of Guaranty Bank
                                       & Trust

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
  27                         Financial Data Schedule