Form 10QSB
period 2000-06-30
GREAT GUARANTY BANCSHARES INC
filed 2000-08-14
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the transition period from _________ to ___________

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF JUNE 30, 2000

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2000

                                      INDEX

                                                                           PAGE
                                                                         REFERENCE
                                                                         ---------
PART I - FINANCIAL INFORMATION                                                   1

         ITEM 1.  FINANCIAL STATEMENTS                                           1

                  Consolidated Balance Sheet as of June 30, 2000                 1

                  Consolidated Statements of Income for the six months
                  and for the three months ended June 30, 2000 and 1999          2

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999                                   3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                           5

                  Material Changes in Financial Condition                        5

                  Six Months Ended June 30, 2000 Compared with Six Months
                  Ended June 30, 1999                                            5

                  June 30, 2000 Compared with December 31, 1999                  5

                  Loan Loss Provision                                            6

PART II - OTHER INFORMATION                                                      6

         ITEM 1.  LEGAL PROCEEDINGS                                              6

         ITEM 2.  YEAR 2000 READINESS DISCLOSURE                                 6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               7

SIGNATURES                                                                       7

EXHIBIT INDEX                                                                    8


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                       $  2,155,643
     Interest-bearing deposits with banks                               421,232
     Federal Funds Sold                                                       0
     Investments securities - available for sale                     10,418,790
     Investment in restricted equity securities                         250,700
     Loans, net of allowance for loan losses of $386,691             29,813,848
     Properties and equipment, net                                      462,997
     Accrued interest receivable                                        422,121
     Other Assets                                                        55,124
                                                                   ------------
         TOTAL ASSETS                                              $ 44,000,455
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES

          Demand deposits                                          $  6,342,277
          NOW accounts                                                8,261,819
          Savings deposits                                            7,234,059
          Time deposits, $100,000 and over                            2,856,977
          Other time deposits                                        14,942,326
                                                                   ------------
          Total deposits                                           $ 39,637,458

          Notes Payable                                                 859,124
          Accrued expenses and other liabilities                        237,227
          Dividends Payable                                              71,687
          Income Taxes Payable                                           93,234
                                                                   ------------
          Total liabilities                                        $ 40,898,730
                                                                   ------------
     SHAREHOLDERS' EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding           1,075,305
          Capital surplus                                             2,411,471
          Accumulated deficit                                          (160,535)
          Accumulated Other Comprehensive Income                       (224,516)
                                                                   ------------
          Total shareholders' equity                               $  3,101,725
                                                                   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 44,000,455
                                                                   ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Six Months Ended June 30,          Three Months Ended June 30,
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
INTEREST INCOME

  Interest and fees on loans                   $  1,334,523      $  1,050,925      $    714,492      $    543,375
  Interest on investment securities                 356,475           403,144           180,576           190,028
  Interest on Federal Funds sold                     54,563            15,767            23,218             8,286
  Interest on Deposits with Banks                    20,440            51,550             9,531            21,983
                                               ------------      ------------      ------------      ------------
  Total interest income                        $  1,766,001      $  1,521,386      $    927,817      $    763,672
                                               ------------      ------------      ------------      ------------

INTEREST EXPENSE
  Interest on notes payable                          35,277            41,930            18,202            18,952
  Interest on deposits                              609,698           549,600           312,978           270,361
                                               ------------      ------------      ------------      ------------
  Total interest expense                       $    644,975      $    591,530      $    331,180      $    289,313
                                               ------------      ------------      ------------      ------------
    NET INTEREST INCOME                        $  1,121,026      $    929,856      $    596,637      $    474,359

PROVISION FOR LOAN LOSSES                            62,000            19,500            39,000            13,000
                                               ------------      ------------      ------------      ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              $  1,059,026      $    910,356      $    557,637      $    461,359
                                               ------------      ------------      ------------      ------------
NON INTEREST INCOME
  Service charges on deposit accounts          $    133,574      $    135,066      $     62,804      $     65,024
  Other service charges and fees                     11,875            20,352             6,249            18,981
  Net investment securities gains (losses)                0               491                 0                 0
  Other income                                       22,609            10,907             9,369             2,500
                                               ------------      ------------      ------------      ------------
                                               $    168,058      $    166,816      $     78,422      $     86,505
                                               ------------      ------------      ------------      ------------
NON INTEREST EXPENSE
  Salaries and employee benefits               $    408,542      $    438,782      $    209,880      $    210,707
  Occupancy expense                                 109,848           101,640            58,360            52,165
  Data processing                                    45,542            47,877            22,247            23,238
  Legal fees                                          5,837             3,306             4,975             2,070
  Other expense                                     205,524           239,450           101,648           127,821
                                               ------------      ------------      ------------      ------------
                                               $    775,293      $    831,055      $    397,110      $    416,001
                                               ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                     $    451,791      $    246,117      $    238,949      $    131,863

INCOME TAX EXPENSE                                  155,800            83,680            83,800            44,834
                                               ------------      ------------      ------------      ------------
NET INCOME                                     $    295,991      $    162,437      $    155,149      $     87,029

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED HOLDING LOSSES ARISING
     DURING PERIOD                                  (14,808)         (160,439)           (1,200)         (156,811)
                                               ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME                           $    281,183      $      1,998      $    153,949      $    (69,782)
                                               ============      ============      ============      ============
PER COMMON SHARE DATA:
     NET INCOME                                $       2.06      $       1.13      $       1.08      $        .61
                                               ------------      ------------      ------------      ------------
     AVERAGE SHARES OUTSTANDING                     143,374           143,374           143,374           143,374
                                               ============      ============      ============      ============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six months ended June 30,
                                                                       ------------------------------
                                                                           2000             1999
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                           $    295,991      $    162,437
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                            53,829            55,312
     Provision for loan losses                                               62,000            19,500
     Deferred tax                                                           (17,306)           38,240
     Stock dividends received                                               (11,100)           (6,300)
     Net gain on sale of ORE                                                 (8,997)           (2,046)
     Net investment securities (gains) losses                                     0              (491)
     Income taxes payable                                                    93,106            45,440
     (Increase) decrease in accrued income and other assets                 (63,979)          (87,146)
     Increase (decrease) in accrued expenses and other liabilities           74,513           (45,539)
                                                                       ------------      ------------
  Net cash provided by operating activities                            $    478,057      $    179,407
                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities of investment securities
     Available for sale                                                $    526,763      $  4,136,617
  Purchase of investment securities
     Available for sale                                                    (500,000)       (2,000,000)
  Net change in:
     Interest bearing deposits with banks                                   371,176           722,245
     Federal Funds Sold                                                           0                 0
     Loans                                                               (4,303,733)       (2,562,173)
     Purchase of equipment and building improvements                        (42,523)          (11,374)
                                                                       ------------      ------------
  Net cash (used in) provided by investing activities                  $ (3,948,317)     $    285,315
                                                                       ------------      ------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                          Six months ended June 30,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in non-interest-bearing demand,
    savings and NOW accounts                                           $  2,691,310      $    291,133
  Net increase (decrease) in time deposit                                   877,128          (369,826)
  Payments on notes payable                                                 (67,829)          (63,145)
  Net change in federal funds purchased and
    Repurchase Agreement Sold                                                     0          (600,000)
  Dividends Paid                                                            (35,843)          (35,843)
                                                                       ------------      ------------
  Net cash provided by (used in) financing activities                  $  3,464,766      $   (777,681)
                                                                       ------------      ------------
NET DECREASE IN CASH AND DUE FROM BANKS                                      (5,494)         (312,959)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                                 2,161,137         2,194,636
                                                                       ------------      ------------
CASH AND DUE FROM BANKS AT END
OF PERIOD                                                              $  2,155,643      $  1,881,677
                                                                       ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest                                                             $    646,946      $    601,666
                                                                       ============      ============

  Income taxes                                                         $     80,000      $      4,000
                                                                       ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

    Balance Sheet

    Total Assets at June 30, 2000 were $44 million compared to $41.2 million at June 30, 1999. Total loans increased to $29.8 million at June 30, 2000 from $24.4 million at June 30, 1999, while securities decreased to $10.4 million from $12.2 million. Deposits increased to $39.6 million from $37.1 million as of those respective dates. Shareholders' equity in Bancshares increased to $3.1 million at June 30, 2000 from $2.8 million at June 30, 1999. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $3.1 million at June 30, 2000, an increase from $2.8 million at June 30, 1999, as a result of the earnings of Guaranty Bank less dividend payments by Guaranty Bank to Bancshares and an increase in the unrealized loss on available for sale securities.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of expenses incurred by Bancshares from the net income earned by Guaranty Bank.

    Income for the six months ended June 30, 2000 was $296 thousand compared to $162.4 thousand during the same period in 1999. Interest income increased to $1.76 million for the six month period ended June 30, 2000 compared to $1.52 million for the same period in 1999, as a result of increased loan volume. Non-interest income totaled $168 thousand for the six month period, compared to $167 thousand for the same period in 1999. Interest expense increased to $645 thousand during the six months ended June 30, 2000, an increase from $592 thousand during the same period in 1999, due to increased NOW account and time deposits as well as an increase in rates on time deposits. Non-interest expense decreased to $775 thousand from $831 thousand during those periods.


    JUNE 30, 2000 COMPARED WITH DECEMBER 31, 1999

    Balance Sheet

    Total assets increased $3.9 million to $44 million at June 30, 2000, an increase of 9.7% from $40.1 million at December 31, 1999. Total loans increased by $4.2 million, or 16.59%, to $29.8 million at June 30, 2000 compared to $25.6 million at December 31, 1999. Securities declined $41.6 thousand to $10.4 million at June 30, 2000, down from $10.5 million at December 31, 1999.

    Total deposits increased by $3.57 million to $39.6 million at June 30, 2000, a 9.89% increase from $36.07 million at December 31, 1999. Non-interest bearing deposits increased at a 7.1% rate, compared to a 10.4% growth in interest bearing deposits. Deposits increased primarily as a result of management's decision to increase deposits in order to grow loans. During the first six months of 2000, shareholders' equity in Bancshares increased $209 thousand to $3.1 million at June 30, 2000 due primarily to the earnings of Guaranty Bank.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a loan loss provision of $62 thousand for the six month period ended June 30, 2000. The reserve for possible loan losses at June 30, 2000 was $386.7 thousand, 1.30% of total loans, compared to $333 thousand, or 1.30% of total loans, at December 31, 1999 and $270 thousand or 1.10% at June 30, 1999. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.


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

    The objective of Bancshares and Guaranty Bank was to be Y2K ready by December 31, 1999 within the regulatory guidelines, with minimal impact to the bank's customers and operations. Guaranty Bank has identified all mission critical components of Y2K related directly and indirectly to its operations. In the process the bank has:

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

    The potential consequences of Year 2000 had no material effect on the Bank's business, results of operations, or financial condition as of June 30, 2000, and the Bank is ready for any potential problems that will arise with critical dates in the year 2000.


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

                                 GREAT GUARANTY BANCSHARES, INC.

Dated: August 14, 2000           By: /s/ J. Wade O'Neal, III
                                     ------------------------------------------
                                     J. Wade O'Neal, III
                                     Authorized Representative
                                     of Great Guaranty Bancshares, Inc. and
                                     President and CEO of Guaranty Bank & Trust
                                     Company

                                 By: /s/ Beverly B. David
                                     ------------------------------------------
                                     Beverly B. David
                                     Assistant Treasurer
                                     of Great Guaranty Bancshares, Inc. and
                                     Senior Vice President of Guaranty
                                     Bank & Trust Company

                               INDEX TO EXHIBITS

PAGE NO.                 DESCRIPTION
--------                 -----------
  27                Financial Data Schedule