Form 10QSB
period 2000-09-30
GREAT GUARANTY BANCSHARES INC
filed 2000-11-13
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES  X     NO
             ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF SEPTEMBER 30, 2000

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                    PAGE
                                                                                             REFERENCE
                                                                                             ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                               1

                  Consolidated Balance Sheet as of September 30, 2000                                1

                  Consolidated Statements of Income for the nine months
                  and for the three months ended September 30, 2000 and 1999                         2

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999                                                        3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                               5

                  Material Changes in Financial Condition                                            5

                  Nine Months Ended September 30, 2000 Compared with Nine Months Ended
                  September 30, 1999                                                                 5

                  September 30, 2000 Compared with December 31, 1999                                 5

                  Loan Loss Provision                                                                6

PART II - OTHER INFORMATION                                                                          6

         ITEM 1.  LEGAL PROCEEDINGS                                                                  6

         ITEM 2.  YEAR 2000 READINESS DISCLOSURE                                                     6

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   7

SIGNATURES                                                                                           7

EXHIBIT INDEX                                                                                        8

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


ASSETS
     Cash and due from banks                                       $  1,915,863
     Interest-bearing deposits with banks                               128,501
     Federal Funds Sold                                                 225,000
     Investments securities - available for sale                      9,800,962
     Investment in restricted equity securities                         200,000
     Loans, net of allowance for loan losses of $412,667             31,599,394
     Properties and equipment, net                                      457,766
     Accrued interest receivable                                        493,623
     Other Assets                                                        65,150
                                                                   ------------
         TOTAL ASSETS                                              $ 44,886,259
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES

          Demand deposits                                          $  6,094,626
          NOW accounts                                                7,066,191
          Savings deposits                                            6,834,553
          Time deposits, $100,000 and over                            3,521,887
          Other time deposits                                        15,350,339
                                                                   ------------

          Total deposits                                           $ 38,867,596

          Notes Payable                                                 824,246
          Accrued expenses and other liabilities                        247,988
          Federal Funds Purchased and Repurchase Agreement Sold       1,459,233
          Income Taxes Payable                                          140,242
                                                                   ------------

          Total liabilities                                        $ 41,539,305
                                                                   ------------

     SHAREHOLDERS' EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding           1,075,305
          Capital surplus                                             2,411,471
          Accumulated surplus                                             9,916
          Accumulated Other Comprehensive Income                       (149,738)
                                                                   ------------

          Total shareholders' equity                               $  3,346,954
                                                                   ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 44,886,259
                                                                   ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                                               2000            1999           2000            1999
                                                          ------------    ------------    ------------    ------------
INTEREST INCOME
   Interest and fees on loans                             $  2,107,349    $  1,624,959    $    775,739    $    585,430
   Interest on investment securities                           523,445         581,937         166,970         178,793
   Interest on Federal Funds sold                               65,377          20,402          10,814           4,635
   Interest on Deposits with Banks                              25,083          69,965           4,643          18,415
                                                          ------------    ------------    ------------    ------------

   Total interest income                                  $  2,721,254    $  2,297,263    $    958,166    $    787,273
                                                          ------------    ------------    ------------    ------------

INTEREST EXPENSE
   Interest on notes payable                                    48,920          56,236          15,779          18,353
   Interest on Federal Funds Purchased and
     Repurchase Agreement Sold                                  12,923           5,175          10,787           1,128
   Interest on deposits                                        945,960         814,429         336,262         264,829
                                                          ------------    ------------    ------------    ------------

     Total interest expense                               $  1,007,803    $    875,840    $    362,828    $    284,310
                                                          ------------    ------------    ------------    ------------

        NET INTEREST INCOME                               $  1,713,451    $  1,421,423    $    595,338    $    502,963

PROVISION  FOR LOAN LOSSES                                      86,000          45,700          24,000          26,200
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                           $  1,627,451    $  1,375,723    $    571,338    $    476,763
NON INTEREST INCOME
   Service charges on deposit accounts                    $    200,051    $    208,277    $     66,477    $     73,211
   Other service charges and fees                               27,404          46,623           7,491           8,673
   Net investment securities gains (losses)                       (547)            491            (547)              0
   Other income                                                 18,883           6,843           1,399           2,138
                                                          ------------    ------------    ------------    ------------

                                                          $    245,791    $    262,234    $     74,820    $     84,022
                                                          ------------    ------------    ------------    ------------
NON INTEREST EXPENSE
   Salaries and employee benefits                         $    601,511    $    636,924    $    192,969    $    198,142
   Occupancy expense                                           170,829         159,378          60,981          57,738
   Data processing                                              66,823          70,297          21,281          22,420
   Legal fees                                                    5,931           4,928              94           1,622
   Other expense                                               315,706         341,848         110,182         102,398
                                                          ------------    ------------    ------------    ------------

                                                          $  1,160,800    $  1,213,375    $    385,507    $    382,320
                                                          ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                $    712,442    $    424,582    $    260,651    $    178,465

INCOME TAX EXPENSE                                             246,000         144,358          90,200          60,678
                                                          ------------    ------------    ------------    ------------

NET INCOME                                                $    466,442    $    280,224    $    170,451    $    117,787

OTHER COMPREHENSIVE INCOME, NET OF TAX
   UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING
   PERIOD                                                       59,970        (159,542)         74,778             897
                                                          ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                                      $    526,412    $    120,682    $    245,229    $    118,684
                                                          ============    ============    ============    ============

PER COMMON SHARE DATA:
   NET INCOME                                             $       3.25    $       1.95    $       1.19    $        .82
                                                          ------------    ------------    ------------    ------------

   AVERAGE SHARES OUTSTANDING                                  143,374         143,374         143,374         143,374
                                                          ============    ============    ============    ============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                       PAGE 1 OF 2


                                                                                  Nine months ended Sept. 30,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $    466,442    $    280,224
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                      80,904          83,621
     Provision for loan losses                                                         86,000          45,700
     Deferred tax                                                                     (24,174)         38,240
     Stock dividends received                                                         (14,900)         (9,300)
     Net gain on sale of ORE                                                           (8,997)         (2,046)
     Net investment securities (gains) losses                                             547            (491)
     Income Taxes Payable                                                             164,288           9,118
     (Increase) decrease in accrued income and other assets                          (145,507)        (62,824)
     Increase (decrease) in accrued expenses and other liabilities                     67,969          (3,239)
                                                                                 ------------    ------------

Net cash provided by operating activities                                        $    672,572    $    379,003
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities of investment securities
     Available for sale                                                          $  1,218,822    $  5,332,352
  Purchase of investment securities
     Available for sale                                                              (500,000)     (2,000,000)
  Proceeds from sales of Equity Securities                                             54,500               0
  Net change in:
     Interest bearing deposits with banks                                             663,907       1,213,203
     Federal Funds Sold                                                              (225,000)       (550,000)
     Loans                                                                         (6,113,279)     (4,111,513)
     Purchase of equipment and building improvements                                  (64,367)        (12,723)
                                                                                 ------------    ------------

  Net cash used in investing activities                                          $ (4,965,417)   $   (128,681)
                                                                                 ------------    ------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2


                                                                Nine months ended Sept. 30,
                                                               ------------------------------
                                                                    2000             1999
                                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in non-interest-bearing demand,
   savings and NOW accounts                                    $     848,525    $      55,851
  Net increase (decrease) in time deposit                          1,950,051           (7,295)
  Payments on notes payable                                         (102,707)         (95,504)
  Net change in federal funds purchased and
   Repurchase Agreement Sold                                       1,459,233         (600,000)
  Dividends Paid                                                    (107,531)         (35,843)
                                                               -------------    -------------

  Net cash provided by (used in) financing activities          $   4,047,571    $    (682,791)
                                                               -------------    -------------

NET DECREASE IN CASH AND DUE FROM BANKS                             (245,274)        (432,469)

CASH AND DUE FROM BANKS AT BEGINNING
OF PERIOD                                                          2,161,137        2,194,636
                                                               -------------    -------------

CASH AND DUE FROM BANKS AT END
OF PERIOD                                                      $   1,915,863    $   1,762,167
                                                               =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest                                                     $     991,721    $     878,081
                                                               =============    =============

  Income taxes                                                 $     120,000    $     101,000
                                                               =============    =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MATERIAL CHANGES IN FINANCIAL CONDITION.


     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

     Balance Sheet

     Total Assets at September 30, 2000 were $44.9 million compared to $41.4 million at September 30, 1999. Total loans increased to $31.6 million at September 30, 2000 from $25.96 million at September 30, 1999, while securities decreased to $9.8 million from $11 million. Deposits increased to $38.9 million from $37.3 million as of those respective dates. Shareholders' equity in Bancshares increased to $3.3 million at September 30, 2000 from $2.9 million at September 30, 1999. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $3.3 million at September 30, 2000, an increase from $2.9 million at September 30, 1999, as a result of the earnings of Guaranty Bank less dividend payments by Guaranty Bank to Bancshares.

     Income

     The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of expenses incurred by Bancshares from the net income earned by Guaranty Bank.

     Income for the nine months ended September 30, 2000 was $466 thousand compared to $280 thousand during the same period in 1999. Interest income increased by $424 thousand for the nine month period ended September 30, 2000 compared to the same period in 1999 as a result of increased loan volume. Non-interest income totaled $245.8 thousand for the nine month period, compared to $262 thousand for the same period in 1999. Interest expense increased to $1.008 million during the nine months ended September 30, 2000, an increase from $876 thousand during the same period in 1999, due to increased NOW account and time deposits as well as an increase in rates on time deposits. Non-interest expense decreased to $1.16 million from $1.21 million during those periods.


     SEPTEMBER 30, 2000 COMPARED WITH DECEMBER 31, 1999

     Balance Sheet

     Total assets increased to $44.9 million at September 30, 2000, an increase of 11.9% from $40.1 million at December 31, 1999. Total loans increased by $6 million, or 23.6%, to $31.6 million at September 30, 2000 compared to $25.6 million at December 31, 1999. Securities declined $659 thousand to $9.8 million at September 30, 2000, down from $10.5 million at December 31, 1999.

     Total deposits increased to $38.9 million at September 30, 2000, a 7.8% increase from $36.07 million at December 31, 1999. Non-interest bearing deposits increased at a 2.9% rate, compared to a 8.7% growth in interest bearing deposits. Deposits increased primarily as a result of management's decision to increase deposits in order to grow loans. During the first nine months of 2000, shareholders' equity in Bancshares increased to $3.3 million, an increase of $456 thousand, due primarily to the earnings of Guaranty Bank.

     LOAN LOSS PROVISION

     As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $86 thousand for the nine month period ended September 30, 2000. The reserve for possible loan losses totaled $412.7 thousand at September 30, 2000, 1.29% of total loans, compared to $333 thousand, or 1.29% of total loans, at December 31, 1999 and $296 thousand or 1.14% at September 30, 1999. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.


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

     To date the bank has incurred costs of approximately $94 thousand in its Y2K efforts.

     The potential consequences of Year 2000 had no material effect on the Bank's business, results of operations, or financial condition as of September 30, 2000, and the Bank is ready for any potential problems that will arise with critical dates in the year 2000.

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

                                         GREAT GUARANTY BANCSHARES, INC.

Dated: November 13, 2000                 By: /s/ J. Wade O'Neal, III
                                             ---------------------------------
                                             J. Wade O'Neal, III
                                             Authorized Representative
                                             of Great Guaranty Bancshares,
                                             Inc. and President and CEO of
                                             Guaranty Bank & Trust Company

                                         By: /s/Beverly B. David
                                             ---------------------------------
                                             Beverly B. David
                                             Assistant Treasurer
                                             of Great Guaranty Bancshares,
                                             Inc. and Senior Vice President of
                                             Guaranty Bank & Trust Company

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  (27)           Financial Data Schedule