Form 10KSB40
period 2000-12-31
GREAT GUARANTY BANCSHARES INC
filed 2001-03-21
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the transition period from          to

                        Commission file number 000-22487

                         GREAT GUARANTY BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


         LOUISIANA                                   72-0919109
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

175 NEW ROADS STREET, NEW ROADS, LOUISIANA                    70760
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (225) 638-8621

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class               Name of each exchange on which registered
-----------------------             --------------------------------------------
         N/A                                     N/A
-----------------------             --------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $4,003,431


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). 1,353 SHARES OF COMMON EQUITY HAVE BEEN SOLD OR TRANSFERRED WITHIN THE PAST 60 DAYS AT AN UNKNOWN PRICE.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF DECEMBER 31, 2000

Transitional Small Business Disclosure Format (check one): YES       NO   X
                                                               ---       ---

                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
PART I

         ITEM 1      DESCRIPTION OF BUSINESS.......................................................          1

         ITEM 2      DESCRIPTION OF PROPERTY.......................................................          9

         ITEM 3      LEGAL PROCEEDINGS.............................................................         10

         ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS..............................................................         10

PART II

         ITEM 5      MARKET FOR COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS...........................................................         10

         ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................         10

         ITEM 7      CONSOLIDATED FINANCIAL STATEMENTS.............................................         14


         ITEM 8      CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE....................................................................         46

PART III

         ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                     AND CONTROL PERSONS...........................................................         46

         ITEM 10     EXECUTIVE COMPENSATION........................................................         47

         ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS........................................................................         47

         ITEM 12     CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS..................................................................         48

         ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K..............................................         50

                EXHIBIT INDEX......................................................................         51

PART I

                             DESCRIPTION OF BUSINESS

GENERAL

         Great Guaranty Bancshares, Inc. ("Bancshares"), a Louisiana corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956 (the "HC Act"), was incorporated in 1981 to acquire the outstanding stock of Guaranty Bank and Trust Company ("Guaranty Bank" or "Bank"). Guaranty Bank is a wholly owned subsidiary of Bancshares, and Bancshares has no other subsidiaries. While Bancshares and Guaranty Bank are distinct entities regulated by different regulatory bodies, the income of Bancshares is entirely derived from dividends paid by Guaranty Bank. Therefore, the value of Bancshares and its securities are dependant upon the value of Guaranty Bank. At December 31, 2000, Bancshares had total consolidated assets of approximately $43.7 million, and shareholders' equity of approximately $3.5 million while Guaranty Bank had assets of approximately $43.7 million and shareholder's equity of approximately $3.5 million. Bancshares' executive offices are located at 175 New Roads Street, New Roads, Louisiana, 70760 and its telephone number is (225) 638-8621.

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

         Guaranty Bank's lending activities consist principally of real estate, consumer, commercial and agricultural loans, with no material concentration of loans to individual borrowers in any line of business. At December 31, 2000, Guaranty Bank had outstanding approximately $31.6 million in loans, of which 15% were in commercial loans to borrowers engaged in various lines of business, 10% were in consumer loans, 49% were in real estate loans (primarily residential real estate), and 26% were in agricultural loans. Guaranty Bank's deposits represent a cross-section of the area's economy, and there is no material concentration of deposits from any single customer or group of customers. At December 31, 2000, Guaranty Bank had total deposits of approximately $38.9 million.

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

EMPLOYEES

         At December 31, 2000, Bancshares had no full-time employees. As of that date, Guaranty Bank had 22 full-time employees, including 4 executive officers, and no part-time employees. None of Guaranty Bank's employees are subject to a collective bargaining agreement, and management considers its relationship with its employees to be good.

COMPETITION

         The Bank's general market area consists principally of Pointe Coupee Parish in the State of Louisiana. The market area has a population of approximately 24,000 and contains numerous banks and other financial institutions. Guaranty Bank experiences substantial competition in attracting and retaining deposits and making loans.

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

LENDING ACTIVITIES

         The Bank's lending activities consist principally of commercial, consumer, real estate and agricultural loans. As of December 31, 2000 these categories accounted for approximately 15%, 10%, 49% and 26%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

         The Bank's policy is to make no loans to single borrowers in excess of an aggregate amount of up to fifty percent (50%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank attempts to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, although not considered to present undue exposure to loss, the Bank does have a concentration of credit among Agricultural borrowers.

         Types of Loans

         The following table sets forth Guaranty Bank's loan distribution as of the indicated dates (in thousands of dollars):

                                                              December 31,
                                                       ---------------------------
                                                           2000             1999
                                                       ------------   ------------
Commercial, financial and agricultural                 $     13,168   $      8,881
Real estate                                                  15,495         14,456
Consumer                                                      2,927          2,568
                                                       ------------   ------------

    Total                                              $     31,590   $     25,905
                                                       ============   ============


         Maturities

         The following table shows the maturity or repricing frequency of loans outstanding as of December 31, 2000 (in thousands of dollars).

Maturity of fixed rate Loans:
    Within one year                                           $   2,938
    After one but within five years                               9,041
    After five years                                              8,627
                                                              ---------
Total fixed rate loans                                           20,606

Variable rate loans repricing at least quarterly                 10,909
Nonaccrual loans                                                     75
                                                              ---------

       Total loans                                            $  31,590
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

         Nonperforming Loans

         The following table summarizes nonperforming loans as of the indicated dates (in thousands of dollars):

                                                      December 31,
                                                -----------------------
                                                   2000          1999
                                                ----------   ----------
Nonaccrual loans                                $       75   $       32
Accruing loans past due 90 days or more                 38            5
Restructured loans not included above                    0            0

         Loan Loss Experience

         The following table summarizes Guaranty Bank's loan loss experience for each of the last two (2) years (in thousands of dollars):

                                                                        December 31,
                                                               -------------------------------
                                                                   2000               1999
                                                               -------------     -------------
Balance at beginning of period                                 $     333,364     $     273,524
Charge-offs:
   Commercial, financial and agricultural                                 --            20,030
   Consumer                                                           14,783             6,079
                                                               -------------     -------------
      Total Charge-offs                                               14,783            26,109
                                                               -------------     -------------

Recoveries:
   Commercial, financial and agricultural                                 --                --
   Installment                                                         8,086             4,249
                                                               -------------     -------------
      Total Recoveries                                                 8,086             4,249
                                                               -------------     -------------

Net charge-offs                                                       (6,697)          (21,860)
Provision charged (credited) to operations                           118,000            81,700
                                                               -------------     -------------
Balance at end of period                                             444,667           333,364
                                                               =============     =============

Ratio of net charge-offs to average loans outstanding                    .02%              .08%


DEPOSITS

         The following table summarizes Guaranty Bank's outstanding deposits as of the indicated dates (in thousands of dollars):


                                                                        December 31,
                                                               -----------------------------
                                                                    2000           1999
                                                               -------------   -------------
Noninterest-bearing demand deposits                            $       6,907   $       5,959
Interest-bearing demand deposits                                       6,529           6,289
Savings deposits                                                       6,573           6,936
Time deposits                                                         18,993          16,922
                                                               -------------   -------------

     Total                                                     $      39,002   $      36,106
                                                               =============   =============

         Maturities of time deposits of $100,000 or more outstanding as of December 31, 2000 are summarized as follows (in thousands of dollars):

                                                Time Certificates of Deposit
                                                -----------------------------
3 months or less                                     $       1,514
Over 3 through 12 months                                     1,869
Over 12 months                                                 112
                                                     -------------

     Total                                           $       3,495
                                                     =============

INVESTMENT IN DEBT SECURITIES

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

         The following table sets forth the carrying amounts of investments in debt securities at the dates indicated (in thousands dollars):

                                                                        December 31,
                                                               -----------------------------
                                                                    2000            1999
                                                               -------------   -------------
Available-for-Sale
U.S. Treasury securities and obligations of other
    U.S. Government agencies and corporations                  $       2,470   $       2,900
Obligations of state and political subdivisions                           --              --
Mortgage-backed bonds and collateralized
    mortgage obligations                                               5,148           5,931
Agency for International Development Guaranteed Notes                     --           1,629

Held-to-Maturity
Agency for International Development Guaranteed Notes                  1,505              --
                                                               -------------   -------------
    Total                                                      $       9,123   $      10,460
                                                               =============   =============

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

                                                                                                               To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                                      For Capital            Corrective Action
                                                              Actual                Adequacy Purposes           Provisions
                                                     -----------------------    -----------------------   -----------------------
                                                       Amount        Ratio        Amount       Ratio        Amount        Ratio
                                                     ----------   ----------    ----------   ----------   ----------   ----------
AS OF DECEMBER 31, 2000
     Total Capital (to Risk Weighted Assets):
     Guaranty Bank ..............................    $    3,898         15.9%   $    1,961          >8%   $    2,451         >10%

     Tier I Capital (to Risk Weighted Assets):
     Guaranty Bank ..............................    $    3,590         14.6%   $      981          >4%   $    1,471          >6%

     Tier I Capital (to Average Assets)
     Guaranty Bank ..............................    $    3,590          8.1%   $    1,766          >4%   $    2,208          >5%

AS OF DECEMBER 31, 1999
     Total Capital (to Risk Weighted Assets):
     Guaranty Bank ..............................    $    3,353         16.7%   $    1,609          >8%   $    2,012         >10%

     Tier I Capital (to Risk Weighted Assets):
     Guaranty Bank ..............................    $    3,101         15.4%   $      805          >4%   $    1,207          >6%

     Tier I Capital (to Average Assets)
     Guaranty Bank ..............................    $    3,101          7.5%   $    1,650          >4%   $    2,062          >5%


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

     Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires such federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2000 and 1999, the Bank was categorized as "well capitalized."

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


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Bancshares will hold its Annual Meeting of Shareholders on May 9, 2001. Matters to be submitted to a vote of security holders through the solicitation of proxies will be the election of the Board of Directors.


PART II

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for the Bancshares Common Stock. The Common Stock of Bancshares does not trade and has never traded, on or through any exchange, established quotation or listing system or market-maker. Sales or exchanges of Bancshares Common Stock has been at a very minimum within the prior two years. There were five separate transactions in 1999 in which a total of 824 shares were purchased and sold for a price unknown to Bancshares. There were twenty separate transactions in 2000 which totaled 10,155 shares. These shares were sold and purchased at a price unknown to Bancshares. At December 31, 2000, the total 143,374 shares of Bancshares Common Stock were held of record by 542 shareholders. During the past three years, a cumulative total of $1.50 per share in dividends have been paid on the Bancshares Common Stock, in three separate dividends of $.25 per share declared in the fourth quarter of 1998, and 1999, paid in January, 1999, and 2000, and $.50 per share declared in June and December 2000, paid in July 2000 and January 2001. See "Description of Business
- Restrictions on Transfers of Funds to Bancshares by the Bank."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis of the financial condition and results of operations of Bancshares should be read in conjunction with the consolidated financial statements, accompanying footnotes, and other supplemental financial information appearing elsewhere in this Registration Statement.

2000 COMPARED WITH 1999

BALANCE SHEET

         Total assets increased to $43.7 million at December 31, 2000 from $40.1 million at December 31, 1999. Total loans increased by $5.7 million or 21.97%, to $31.6 million from $25.9 million at December 31, 1999, while securities decreased $1.3 million to $9.1 million at December 31, 2000, primarily in order to fund the increased loan volume.

         Total deposits increased by $2.8 million to $38.9 million at December 31, 2000, from $36.1 million at December 31, 1999. The majority of the increase in deposits was due management's decision to grow deposits in order to fund loans. Non-interest bearing deposits increased 15.4% compared to a 6.5% increase in interest bearing deposits. During 2000, shareholder's equity in Bancshares increased to $3.5 million from $2.9 million at December 31, 1999.

INCOME

         The income of Bancshares is attributable entirely to dividends from Guaranty Bank. Consolidated net income of Bancshares is determined by deduction of expenses incurred by Bancshares from the net income earned by Guaranty Bank. Income before income taxes of Guaranty Bank for the year ended December 31, 2000 increased to $976 thousand from $652 thousand during 1999. Bancshares consolidated net income was $631 thousand for the year ended December 31, 2000 from $354 thousand at year end 1999.

         Interest income increased $581 thousand or by 18.8%, to $3.7 million for 2000, principally as a result of an increase in loan volume. Non-interest income totaled $329 thousand for the year ended December 31, 2000, a decrease of 2.9% from $339 thousand for the year ended December 31, 1999.

EXPENSES

         Interest expense increased $212 thousand from $1.16 million during 1999 to $1.37 million for the year ended December 31, 2000 primarily because of increased volume and rates on time deposits. Non- interest expense for the year ended December 31, 2000 totaled $1.56 million, a decrease from the $1.6 million for the year ended December 31, 1999, as a result of management's efforts to control expenses.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         As a result of management's assessment of the adequacy of the allowance for possible loan losses, and due to the growth in loan volume, the Guaranty Bank loan loss allowance was increased at year-end 2000 to $445 thousand, or 1.41% of total loans, from $333 thousand, or 1.30% of total loans, at December 31, 1999.

EARNING ASSET/INTEREST BEARING LIABILITIES YIELDS AND RATES

         Bancshares has no earning assets independent of Guaranty Bank, and no interest bearing liabilities. The average balances and yields for interest-bearing assets and interest-bearing liabilities of Guaranty Bank for 2000 and 1999 are as follows (in thousands of dollars):

                                                         Year Ended December 31, 2000          Year Ended December 31, 1999
                                                     -----------------------------------    ----------------------------------
                                                                  Interest     Average                  Interest     Average
                                                      Average      Income/      Yield/       Average     Income/      Yield/
                                                      Balance      Expense       Rate        Balance     Expense       Rate
                                                     ---------    ---------    ---------    ---------   ---------    ---------
INTEREST EARNING ASSETS:
    Real estate loans                                $  16,227    $   1,459         8.99%   $  15,469   $   1,334         8.62%
    Consumer loans                                       3,091          317        10.26%       2,993         304        10.16%
    Commercial and Industrial loans                     10,392        1,120        10.78%       6,215         592         9.52%
    U.S. Treasury and government agency
         securities                                      8,811          558         6.33%      10,813         659         6.10%
    Municipal securities                                    --           --          --           --          --            --
    Other securities (AID & TCD)                         2,246          149         6.63%       3,355         177         5.28%
    Federal funds sold and securities sold
         under agreements to repurchase                  1,175           71         6.04%         552          27         4.89%

                                                     $  41,942    $   3,674         8.76%   $  39,397   $   3,093         7.85%
                                                     =========                              =========

Interest-bearing liabilities:
    Interest-bearing transaction accounts            $   7,530    $     187         2.48%   $   6,994   $     150         2.14%
    Money market deposits                                1,210           24         1.98%       1,046          21         2.01%
    Savings deposits                                     5,799          130         2.24%       6,504         145         2.23%
    Time deposits                                       18,123          947         5.23%      16,852         756         4.54%
    Federal funds purchased and securities
         purchased under agreements to resell              354           21         5.93%         109           6         5.50%
    FHLB Borrowings                                        850           64         7.53%         983          74         7.53%

         Total interest-bearing liabilities          $  33,866    $   1,373         4.05%   $  32,488   $   1,161         3.57%
                                                     =========    ---------    ---------    =========   ---------    ---------

Net interest income                                               $   2,301                             $   1,932
                                                                  =========                             =========


Net interest margin                                                                 4.71%                                 4.28%
                                                                               =========                             =========


VOLUME/RATE ANALYSIS

         The changes in components of net interest income caused by changes in average earning asset and liability volumes and changes in rates for 2000 and 1999 are as follows (in thousands of dollars):

                                                            2000 Compared to 1999             1999 Compared to 1998
                                                     -------------------------------    --------------------------------
                                                      Volume       Rate       Net        Volume       Rate         Net
                                                     --------    --------   --------    --------    --------    --------
INTEREST EARNING ASSETS:
    Real estate loans                                $     65          60   $    125    $    (54)         (3)   $    (57)
    Consumer loans                                         10           3         13          22         (17)          5
    Commercial and Industrial loans                       398         131        529         264         (19)        245
    U.S. Treasury and government agency
         securities                                      (122)         20       (102)        (25)        (28)        (53)
    Municipal securities                                    0           0          0           0           0           0
Other securities                                          (58)         30        (28)        (19)         (7)        (26)
    Federal funds sold and securities sold
         under agreements to repurchase                    30          14         44         (77)         (3)        (80)

         Total earning assets                             323         258        581          10          24          34

INTEREST-BEARING LIABILITIES:
    Interest-bearing transaction accounts                  11          26         37          23           4          27
    Money market deposits                                   3           0          3          (5)          1          (4)
    Savings deposits                                      (16)          1        (15)        (10)         (1)        (11)
    Time deposits                                          57         125        182          (4)        (44)        (48)
Federal funds purchased and securities
         purchased under agreements to resell              13           2         15           3           2           5
FHLB Borrowings                                           (10)          0        (10)         (9)          0          (9)

         Total interest-bearing liabilities                58         154        212          11         (51)        (40)
Net interest income                                       265         104        369          (1)         75          74

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

RETURN ON EQUITY AND ASSETS

         The return on equity and assets by Bancshares and Guaranty Bank for the years ending December 31, 2000 and 1999 are as follows:

                                     2000                        1999
                           ------------------------    ------------------------
                            Guaranty                                  Guaranty
                              Bank       Bancshares       Bank       Bancshares
                           ----------    ----------    ----------    ----------
Return on average assets         1.45%        19.63%          .97%        12.12%
Return on average equity        20.15%        19.70%        14.10%        12.13%
Dividend payout ratio           25.19%        22.72%        31.58%        10.14%
Average equity to
  average assets                 7.22%        99.63%         6.91%        99.90%
----------

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000





                                      -14-
                                   [P&N LOGO]

                                    CONTENTS

                                                                                                            Page
                                                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                                                 16


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      December 31, 2000 and 1999                                                                           17 - 18


CONSOLIDATED STATEMENTS OF INCOME
      Years ended December 31, 2000, 1999 and 1998                                                         19 - 20


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      Years ended December 31, 2000, 1999 and 1998                                                         21 - 22


CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended December 31, 2000, 1999 and 1998                                                         23 - 24


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 25 - 45




                                      -15-
                                   [P&N LOGO]

                    [POSTLETHWAITE & NETTERVILLE LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Great Guaranty Bancshares, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years during the three year period ended December 31, 2000 in conformity with generally accepted accounting principles.


/s/ POSTLETHWAITE & NETTERVILLE


Baton Rouge, Louisiana
February 14, 2001



                                      -16-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                               2000           1999
                                                          -------------   -------------
Cash and due from banks                                   $   1,643,993   $   2,161,137
Federal funds sold                                              450,000              --
                                                          -------------   -------------

     Cash and cash equivalents                                2,093,993       2,161,137

Interest-bearing time deposits with banks                        99,062         792,408

Investment securities
   Available-for-sale                                         7,618,082      10,460,361
   Held-to-maturity                                           1,504,783              --

Investments in restricted equity securities                     203,300         239,600

Loans receivable, net of allowance for loan losses
of $444,667 and $333,364, respectively                       31,144,540      25,572,115

Accrued interest receivable                                     466,491         369,234

Premises and equipment, net                                     568,772         474,303

Other assets                                                     50,423          35,035
                                                          -------------   -------------

     TOTAL ASSETS                                         $  43,749,446   $  40,104,193
                                                          =============   =============




The accompanying notes are an integral part of these consolidated financial statements.



                                      -17-
                                   [P&N LOGO]

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    2000            1999
                                                               -------------    -------------
LIABILITIES
 Demand deposits                                               $   6,835,597    $   5,922,179
 Savings and NOW deposits                                         13,101,730       13,224,666
 Time deposits, $100,000 and over                                  3,494,749        2,785,184
 Other time deposits                                              15,498,073       14,136,991
                                                               -------------    -------------
           Total deposits                                         38,930,149       36,069,020

 Notes payable                                                       788,707          926,953
 Accrued expenses and other liabilities                              429,128          180,147
 Federal funds purchased and securities sold
   under agreements to repurchase                                      6,214               --
 Dividends payable                                                    71,687           35,843
                                                               -------------    -------------
           Total liabilities                                      40,225,885       37,211,963
                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES                                             --               --

STOCKHOLDERS' EQUITY
 Common Stock - $7.50 par value, 500,000 shares
    authorized; 143,374 shares issued and outstanding              1,075,305        1,075,305
 Additional paid-in capital                                        2,411,471        2,411,471
 Accumulated earnings (deficit)                                      102,908         (384,838)
 Accumulated other comprehensive loss                                (66,123)        (209,708)
                                                               -------------    -------------
           Total stockholders' equity                              3,523,561        2,892,230
                                                               -------------    -------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  43,749,446    $  40,104,193
                                                               =============    =============



                                      -18-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                   PAGE 1 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                    2000           1999             1998
                                                               -------------   -------------   -------------
INTEREST INCOME
     Interest and fees on loans                                $   2,895,877   $   2,230,257   $   2,048,586
     Interest on investment securities                               679,561         752,973         824,878
     Interest on federal funds sold                                   71,350          26,657         107,007
     Interest on deposits with banks                                  27,289          83,046          91,473
                                                               -------------   -------------   -------------
          Total interest income                                    3,674,077       3,092,933       3,071,944
                                                               -------------   -------------   -------------


INTEREST EXPENSE
     Interest on deposits                                          1,288,173       1,081,152       1,115,603
     Interest on notes payable                                        64,031          73,978          97,513
     Interest on federal funds purchased
       and securities sold under agreements to repurchase             20,515           5,837           1,459
                                                               -------------   -------------   -------------
          Total interest expense                                   1,372,719       1,160,967       1,214,575
                                                               -------------   -------------   -------------

NET INTEREST INCOME                                                2,301,358       1,931,966       1,857,369
     Provision for loan losses                                       118,000          81,700          26,288
                                                               -------------   -------------   -------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                        2,183,358       1,850,266       1,831,081
                                                               -------------   -------------   -------------
NON-INTEREST INCOME
     Customer service fees                                           274,797         302,197         308,945
     Other income                                                     54,558          37,026          28,033
                                                               -------------   -------------   -------------
          Total non-interest income                                  329,355         339,223         336,978
                                                               -------------   -------------   -------------


The accompanying notes are an integral part of these consolidated financial statements.




                                      -19-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                   PAGE 2 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                2000           1999             1998
                                           -------------   -------------   -------------
NON-INTEREST EXPENSE
     Salaries and employee benefits        $     796,149   $     855,473   $     899,954
     Occupancy expense                           229,124         205,143         219,859
     Data processing fees                        106,426         110,953         114,369
     Legal fees                                    7,070          78,739          16,885
     Other expense                               417,599         379,408         388,812
                                           -------------   -------------   -------------
          Total non-interest expense           1,556,368       1,629,716       1,639,879
                                           -------------   -------------   -------------

INCOME BEFORE TAXES                              956,345         559,773         528,180

     Income tax expense                          325,225         206,215         183,649
                                           -------------   -------------   -------------


NET INCOME                                       631,120         353,558         344,531
                                           =============   =============   =============

PER COMMON SHARE DATA:

  NET INCOME                               $        4.40   $        2.47   $        2.40
                                           =============   =============   =============

  CASH DIVIDENDS DECLARED                  $        1.00   $        0.25   $        0.25
                                           =============   =============   =============

     Average shares outstanding                  143,374         143,374         143,374
                                           =============   =============   =============




The accompanying notes are an integral part of these consolidated financial statements.




                                      -20-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                      Common Stock
                                                               ---------------------------
                                                                  Shares          Amount
                                                               ------------   ------------
BALANCE, DECEMBER 31, 1997                                          143,374   $  1,075,305
                                                               ------------   ------------
 Comprehensive income:
  Net income                                                             --             --
  Net change in unrealized gain (loss) on securities
   available-for-sale, net of taxes of ($2,663)                          --             --
 Comprehensive income                                                    --             --

  Dividends declared                                                     --             --
                                                               ------------   ------------

BALANCE, DECEMBER 31, 1998                                          143,374      1,075,305
 Comprehensive income:
  Net income                                                             --             --
  Net change in unrealized gain (loss) on securities
   available-for-sale, net of taxes of ($124,681)                        --             --
 Comprehensive income                                                    --             --
  Dividends declared                                                     --             --
                                                               ------------   ------------
BALANCE, DECEMBER 31, 1999                                          143,374      1,075,305
                                                               ------------   ------------
 Comprehensive income:
  Net income                                                             --             --
  Net change in unrealized gain (loss) on securities
    available-for-sale, net of taxes of ($73,968)                        --             --
 Comprehensive income                                                    --             --

  Dividends declared                                                     --             --
                                                               ------------   ------------

BALANCE, DECEMBER 31, 2000                                          143,374   $  1,075,305
                                                               ============   ============





The accompanying notes are an integral part of these consolidated financial statements.


                                      -21-
                                   [P&N LOGO]

                                                                                               Accumulated
                                                                Additional     Accumulated        Other           Total
                                                                  Paid-in       Earnings       Comprehensive   Stockholders'
                                                                  Capital       (Deficit)      Income (loss)      Equity
                                                               ------------   ------------    -------------   -------------
BALANCE, DECEMBER 31, 1997                                     $  2,411,471   $ (1,011,241)   $     37,491    $  2,513,026
                                                                                                              ------------
 Comprehensive income:
  Net income                                                             --        344,531              --         344,531
  Net change in unrealized gain (loss) on securities
   available-for-sale, net of taxes of ($2,663)                          --             --          (5,170)         (5,170)
                                                                                                              ------------
 Comprehensive income                                                    --             --              --         339,361
                                                                                                              ------------

  Dividends declared                                                     --        (35,843)             --         (35,843)
                                                               ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998                                        2,411,471       (702,553)         32,321       2,816,544
                                                                                                              ------------
 Comprehensive income:
  Net income                                                             --        353,558              --         353,558
  Net change in unrealized gain (loss) on securities
   available-for-sale, net of taxes of ($124,681)                        --             --        (242,029)       (242,029)
                                                                                                              ------------
 Comprehensive income                                                    --             --              --         111,529
                                                                                                              ------------
  Dividends declared                                                     --        (35,843)             --         (35,843)
                                                               ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                                        2,411,471       (384,838)       (209,708)      2,892,230
                                                                                                              ------------
 Comprehensive income:
  Net income                                                             --        631,120              --         631,120
  Net change in unrealized gain (loss) on securities
    available-for-sale, net of taxes of ($73,968)                        --             --         143,585         143,585
                                                                                                              ------------
 Comprehensive income                                                    --             --              --         774,705
                                                                                                              ------------

  Dividends declared                                                     --       (143,374)             --        (143,374)
                                                               ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                                     $  2,411,471   $    102,908    $    (66,123)   $  3,523,561
                                                               ============   ============    ============    ============


                                      -22-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                   PAGE 1 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                                 2000             1999            1998
                                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $    631,120    $    353,558    $    344,531
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                             110,719         110,633         118,517
          Provision for loan losses                                                118,000          81,700          26,288
          Deferred income tax (benefit) expense                                    (32,371)         57,578         174,604
          Net amortization on investment premium\discounts                          32,897          61,229          39,372
          Stock dividends received                                                 (18,469)        (12,500)        (12,900)
          Net gain on sale of other real estate                                     (8,958)         (2,046)             --
          Net investment securities gains                                           (2,028)           (491)             --
          Net gain on sale of fixed assets                                          (6,583)             --              --
          (Increase) decrease in accrued income and other assets                  (108,583)        (91,174)          9,093
          (Decrease) increase in accrued expenses and other liabilities            248,981         (61,453)        (46,421)
                                                                              ------------    ------------    ------------
             Net cash provided by operating activities                             964,725         497,034         653,084
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales/maturities/principal
          paydowns of investment securities:
          Available-for-sale                                                     1,829,327       5,753,152       5,806,803
          Held-to-maturity                                                         123,833              --              --
     Purchase of investment securities
          Available-for-sale                                                      (484,948)     (2,000,000)     (6,089,990)
          Redemption of restricted equity securities                                54,767              --              --
     Net change in:
          Interest-bearing deposits with banks                                     693,346       1,383,223      (1,977,631)
          Loans                                                                 (5,690,425)     (3,757,440)        520,404
     Purchase of equipment and building improvements                              (209,768)        (12,722)        (48,032)
     Proceeds from sale of other real estate                                        25,000          20,000          37,420
     Proceeds from sale of fixed assets                                             11,164              --              --
                                                                              ------------    ------------    ------------
             Net cash provided by (used in) investing activities                (3,647,704)      1,386,213      (1,751,026)
                                                                              ------------    ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.




                                      -23-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                   PAGE 2 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                   2000            1999             1998
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in non-interest-bearing
   demand, savings, and NOW accounts                           $    784,751    $ (1,130,308)   $    (12,331)
 Net increase (decrease) in time deposits                         2,070,648         (22,321)        131,748
 Payments on notes payable to banks                                      --              --        (165,000)
 Payments on FHLB notes payable                                    (138,246)       (128,274)       (119,026)
 Net changes in federal funds purchased and
   securities sold - repurchase agreement                             6,214        (600,000)        359,341
 Dividends paid                                                    (107,532)        (35,843)        (35,843)
                                                               ------------    ------------    ------------

     Net cash provided by (used in) financing activities          2,615,835      (1,916,746)        158,889
                                                               ------------    ------------    ------------

 Net decrease in cash and cash equivalents                          (67,144)        (33,499)       (939,053)

 Cash and cash equivalents - beginning of year                    2,161,137       2,194,636       3,133,689
                                                               ------------    ------------    ------------

 Cash and cash equivalents - end of year                       $  2,093,993    $  2,161,137    $  2,194,636
                                                               ============    ============    ============

Supplemental disclosures of cash flow information:

     Cash paid during the year for:

      Interest                                                 $  1,352,093    $  1,229,141    $  1,221,664
                                                               ============    ============    ============

      Income taxes                                             $    160,000    $    142,000    $     12,320
                                                               ============    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.



                                      -24-
                                   [P&N LOGO]

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


                                      -25-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

          Most of the Bank's activities are with customers located within Pointe Coupee Parish, located in South Central Louisiana. Note 2 discusses the types of securities that the Bank invests in, while Note 3 discusses the types of lending that the Bank engages in. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon regional economic conditions and conditions in the agricultural industry.

          INVESTMENT IN DEBT SECURITIES

          Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

          Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

          LOANS RECEIVABLE

          The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Pointe Coupee Parish. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate, agricultural production and general economic conditions in this immediate and surrounding area.

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



                                      -26-
                                   [P&N LOGO]

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


                                      -27-
                                   [P&N LOGO]

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

          BASIC EARNINGS PER SHARE

          Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding.

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

          RECLASSIFICATION

          Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the current year presentation.


                                      -28-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   INVESTMENT SECURITIES

     Debt and equity securities consisted of the following:

                                                                  December 31, 2000
                                           ---------------------------------------------------------------
                                                                Gross          Gross
                                             Amortized       Unrealized      Unrealized            Fair
                                                Cost            Gains          Losses             Value
                                           -------------   -------------    -------------    -------------
Available-for-Sale
  U.S. Treasury & U. S. Agency             $   2,486,470   $         845         ($16,850)   $   2,470,465
  Mortgage-backed securities                   5,231,798          14,728          (98,909)       5,147,617
                                           -------------   -------------    -------------    -------------
                                           $   7,718,268   $      15,573        ($115,759)   $   7,618,082
                                           =============   =============    =============    =============
Held-to-Maturity
  Agency for International
      Development bonds                    $   1,504,783   $          --          ($1,481)   $   1,503,302
                                           -------------   -------------    -------------    -------------
                                           $   1,504,783   $          --          ($1,481)   $   1,503,302
                                           =============   =============    =============    =============

Investments in Restricted
  Equity Securities

Stock in Federal Home
  Loan Bank, at cost                       $     203,300   $          --    $          --    $     203,300
                                           =============   =============    =============    =============

                                                                    December 31, 1999
                                           ---------------------------------------------------------------
                                                                Gross          Gross
                                             Amortized       Unrealized      Unrealized            Fair
                                                Cost            Gains          Losses             Value
                                           -------------   -------------    -------------    -------------
Available-for-Sale

U.S. Treasury & U. S. Agency               $   3,000,000   $         155        ($100,580)   $   2,899,575
Mortgage-backed securities                     6,149,011              --         (217,314)       5,931,697
Agency for International
  Development bonds                            1,629,089              --               --        1,629,089
                                           -------------   -------------    -------------    -------------

                                           $  10,778,100   $         155       ($317,894)   $  10,460,361
                                           =============   =============    =============    =============
Investments in Restricted
  Equity Securities

Stock in Federal Home
  Loan Bank, at cost                       $     239,600   $          --    $          --    $     239,600
                                           =============   =============    =============    =============





                                      -29-
                                   [P&N LOGO]

     Gross realized gains and losses on sales of securities were as follows:

                                                                   Gains              Losses
                                                             ----------------    ---------------
       2000                                                  $          2,028    $           547
       1999                                                               491                 --
       1998                                                                --                 --

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

     The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Amortized            Fair
                                                                    Cost              Value
                                                             ----------------    ---------------
       Due in one year or less                               $        752,702    $       752,842
       Due from one year to five years                              2,678,237          2,647,637
       Due from five years to ten years                             1,525,455          1,480,575
       Due after ten years                                          4,266,657          4,240,330
                                                             ----------------    ---------------

                                                             $      9,223,051    $     9,121,384
                                                             ================    ===============


     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     Investment securities with an approximate cost of $5,978,000 and $3,658,000 and an approximate fair value of $5,920,000 and $3,562,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.



                                      -30-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  LOANS

    The components of loans in the statements of condition at December 31, were as follows:

                                                 (In Thousands)
                                            ------------------------
                                              2000            1999
                                            --------        --------
     Construction                           $     95        $     --
     Commercial                                4,871           2,218
     Commercial real estate                    1,787           2,310
     Residential real estate                  13,613          12,146
     Consumer                                  2,927           2,568
     Agricultural                              8,297           6,663
     Less:  Allowance for loan losses           (445)           (333)
                                            --------        --------
         Loans, net                         $ 31,145        $ 25,572
                                            ========        ========

    An analysis of the change in the allowance for loan losses follows:

                                         2000             1999             1998
                                      ---------        ---------        ---------
     Balance, beginning of year       $ 333,364        $ 273,524        $ 238,371
     Loans charged off                  (14,783)         (26,109)          (5,778)
     Recoveries                           8,086            4,249           14,643
     Provision for loan losses          118,000           81,700           26,288
                                      ---------        ---------        ---------
     Balance, end of year             $ 444,667        $ 333,364        $ 273,524
                                      =========        =========        =========

    Impairment of loans having recorded investments of $74,991 and $15,832 at December 31, 2000 and 1999, respectively, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans for 2000 and 1999 was approximately $59,000 and $19,000, respectively. No allowance for loan loss has been recognized on these loans due to collateral values exceeding the loan values. No interest income was recognized on these loans while considered impaired. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

4.  TIME DEPOSITS

    At December 31, 2000, the scheduled maturities of time deposits are as follows: (in thousands)

     2001           $17,874
     2002               951
     2003               161
     2004                 7
     2005                --
                    -------
                    $18,993
                    =======



                                      -31-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  PREMISES AND EQUIPMENT

    Components of premises and equipment included in the statements of condition at December 31, 2000 and 1999 were as follows:

                                              2000                1999
                                           -----------        -----------
     Cost:
        Land                               $   249,730        $   249,730
        Buildings                            1,367,311          1,279,816
        Furniture and equipment                766,413            664,578
                                           -----------        -----------
     Total cost                              2,383,454          2,194,124
     Less:  accumulated depreciation        (1,814,682)        (1,719,821)
                                           -----------        -----------
        Net book value                     $   568,772        $   474,303
                                           ===========        ===========

    Depreciation expense amounted to $110,719, $110,633, and $118,517 for the years ended December 31, 2000, 1999, and 1998, respectively.

6.  NOTES PAYABLE

    The Bank is eligible to borrow funds from the Federal Home Loan Bank under an Advances, Collateral Pledge and Security Agreement dated April 20, 1994. Under this agreement, the Bank can receive advances up to a maximum amount, based on the value of collateral pledged as determined by FHLB guidelines. Each advance has a fixed rate, determined as of the date of the advance, and a repayment term of 113-132 months. All advances are secured by a blanket floating lien on all of the Bank's 1-4 residential single family first mortgage loans, Federal Home Loan Bank stock and deposits with the Federal Home Loan Bank.

    Although eligible for advances, the Bank is no longer drawing funds under this agreement and did not make any draws during the three year period ended December 31, 2000.

    Scheduled future principal payments of advances outstanding as of December 31, 2000 are as follows:

          2001             $153,083
          2002              159,568
          2003              171,985
          2004              157,000
          2005              135,636
          Thereafter         11,435
                           --------
                           $788,707
                           ========

    The weighted average interest rate of all advances outstanding as of December 31, 2000 was 7.56%. Interest expense on these advances amounted to $64,031, $73,978, and $83,227 for 2000, 1999, and 1998, respectively.



                                      -32-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

    The Company and the subsidiary Bank file a consolidated income tax return. The reasons for the differences between the statutory federal income tax rates and the effective tax rates applied to income before income taxes and are summarized as follows:

                                            2000               1999               1998
                                      ---------------    ---------------    ---------------
                                       Amount      %      Amount     %       Amount     %
                                      --------   ----    --------   ----    --------   ----
    Tax based on statutory rate       $325,225   34.0%   $190,323   34.0%   $179,581   34.0%
    Other                                   --     --      15,892    2.8       4,068     .8
                                      --------   ----    --------   ----    --------   ----

    Effective tax rates               $325,225   34.0%   $206,215   36.8%   $183,649   34.8%
                                      ========   ====    ========   ====    ========   ====

    Components of the net deferred tax liability which is included in accrued expenses and other liabilities on the accompanying statements of condition are as follows at December 31:

                                                               2000             1999
                                                            ---------        ---------
    Depreciation on premises and equipment                  $(  3,400)       $      --
    Stock dividends on investments                            (22,569)         (21,624)

    Allowance for loan losses                                (128,118)        (168,238)
                                                            ---------        ---------
        Gross deferred tax liability                         (154,087)        (189,862)
                                                            ---------        ---------
    Unrealized investment losses - available-for-sale          34,063          108,031
    Depreciation on premises and equipment                         --            3,400
                                                            ---------        ---------
        Gross deferred tax asset                               34,063          111,431
                                                            ---------        ---------
        Net deferred tax liability                          $(120,024)       $( 78,431)
                                                            =========        =========

    The consolidated provision for income taxes is summarized as follows:

                                                           2000           1999           1998
                                                         --------       --------       --------
    Taxes payable currently                              $357,596       $148,637       $  9,045
    Deferred tax expense (benefit)                        (32,371)        57,578        174,604
                                                         --------       --------       --------
                                                         $325,225       $206,215       $183,649
                                                         ========       ========       ========



                                      -33-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  RELATED PARTIES

    Certain officers, directors, and their affiliates were indebted to the Bank in the aggregate amounts of $1,236,490 and $1,514,964 at December 31, 2000 and 1999, respectively. During 2000 and 1999, $673,447 and $2,761,744 of new
    loans and advances were made, and loan repayments totaled $951,721 and $2,506,988, respectively.

    As of December 31, 2000 and 1999, related party deposits were approximately $1,756,000 and $1,450,000, respectively.

9.  LEGAL CONTINGENCIES

    The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company.

10. REGULATORY MATTERS

    The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.



                                      -34-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY MATTERS (continued)

    As of December 31, 2000, the most recent notification from the Louisiana Office of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category. Categorization criteria are based on maintenance of minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table (in thousands):

                                                                                        To Be Well
                                                                                    Capitalized Under
                                                                 For Capital        Prompt Corrective
                                            Actual           Adequacy Purposes:     Action Provisions:
                                     ------------------     --------------------   --------------------
                                       Amount     Ratio      Amount       Ratio      Amount      Ratio
                                     ---------    -----     ---------     ------   ---------     ------
     As of December 31, 2000:
       Total Capital
         (to Risk Weighted Assets)   $   3,898     15.9%    $   1,961     > 8.0%   $   2,451      >10.0%
                                                                          -                       -
       Tier I Capital
         (to Risk Weighted Assets)       3,590     14.6%          981     > 4.0%       1,471      > 6.0%
                                                                          -                       -
       Tier I Capital
         (to Average Assets)             3,590      8.1%        1,766     > 4.0%       2,208      > 5.0%
                                                                          -                       -

     As of December 31, 1999:
       Total Capital
         (to Risk Weighted Assets)   $   3,353     16.7%     $  1,609     > 8.0%   $   2,012      >10.0%
                                                                          -                       -
       Tier I Capital
         (to Risk Weighted Assets)       3,101     15.4%          805     > 4.0%       1,207      > 6.0%
                                                                          -                       -
       Tier I Capital
         (to Average Assets)             3,101      7.5%        1,650     > 4.0%       2,062      > 5.0%
                                                                          -                       -

11. RESTRICTIONS ON DIVIDENDS

    Federal and state banking regulations place certain restrictions on dividends paid by the Bank. The total amount of dividends which may be paid at any date is generally limited to the current year's net profits plus the prior year's retained net profits. As of December 31, 2000, amounts available for dividends were approximately $482,000.

    In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.



                                      -35-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFITS

    The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Bank matches employee contributions dollar for dollar up to 3% of the employees' base compensation. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2000, 1999 and 1998, expense attributable to the Plan amounted to $21,625, $23,346 and $23,453, respectively.

13. OFF-BALANCE SHEET ACTIVITIES

    Credit-Related Financial Instruments. The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

    The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

    At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                         2000              1999
                                                      ----------       ----------
     Unfunded commitments under lines of credit       $5,564,706       $3,484,245
     Credit card arrangements                            410,228          406,339
     Commercial and standby letters of credit            152,373               --

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

    Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may or may not be drawn upon to the total extent to which the Bank is committed. Future draws on lines of credit are subject to the same collateral, terms and other conditions as draws which have been funded to date.



                                      -36-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OFF-BALANCE SHEET ACTIVITIES (continued)

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

    Interest-bearing deposits in banks: The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

    Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

    Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.



                                      -37-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

    Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

    Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    Long-term borrowings: The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    Accrued interest: The carrying amounts of accrued interest approximate fair value.

    The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                           December 31, 2000           December  31, 1999
                                         ----------------------      ----------------------
                                         Carrying        Fair        Carrying       Fair
                                          Amount         Value        Amount        Value
                                         --------       -------      --------       -------
                                              (in thousands)              (in thousands)
Financial assets:
  Cash and due from banks,
     interest-bearing deposits with
     banks, and federal funds sold        $ 2,193       $ 2,193       $ 2,954       $ 2,954
  Securities available-for-sale             7,618         7,618        10,460        10,460
  Securities held-to-maturity               1,505         1,503            --            --
  Restricted equity securities                203           203           240           240
  Loans receivable                         31,144        32,305        25,572        25,598
  Accrued interest receivable                 466           466           369           369
Financial liabilities:
  Deposit liabilities                      38,930        38,964        36,069        36,079
  Long-term debt                              789           877           927           972
  Short-term borrowings                         6             6            --            --



                                      -38-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS

                                                                     PAGE 1 OF 2

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999


                                       ASSETS

                                                      2000              1999
                                                  -----------       -----------
Cash and due from banks                           $ 1,643,993       $ 2,161,137
Federal funds sold                                    450,000                --
                                                  -----------       -----------
     Cash and cash equivalents                      2,093,993         2,161,137

Interest-bearing time deposits with banks              99,062           792,408
Investment securities
     Available-for-sale                             7,618,082        10,460,361
     Held-to-maturity                               1,504,783                --
Investments in restricted equity securities           203,300           239,600
Loans, net of allowance for loan losses            31,144,540        25,572,115
Accrued interest receivable                           466,491           369,234
Properties and equipment, net                         568,772           474,303
Other assets                                           50,423            35,035
                                                  -----------       -----------
        TOTAL ASSETS                              $43,749,446       $40,104,193
                                                  ===========       ===========



                                      -39-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS (continued)

                                                                     PAGE 2 OF 2

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                           2000                1999
                                                       ------------        ------------
LIABILITIES
  Demand deposits                                      $  6,907,430        $  5,958,992
  Savings and NOW deposits                               13,101,730          13,224,666
  Time deposits, $100,000 and over                        3,494,749           2,785,184
  Other time deposits                                    15,498,073          14,136,991
                                                       ------------        ------------
     Total deposits                                      39,001,982          36,105,833

  Notes payable                                             788,707             926,953
  Accrued expenses and other liabilities                    429,128             180,147
  Federal funds purchased and securities sold
    under agreements to repurchase                            6,214                  --
                                                       ------------        ------------
     Total liabilities                                   40,226,031          37,212,933
                                                       ------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES                           --                  --

STOCKHOLDER'S EQUITY
  Common stock - $7.50 par value, 200,000 shares
     authorized - 96,242 shares issued
     and outstanding                                        721,815             721,815
  Additional paid-in capital                              5,208,217           5,201,524
  Accumulated deficit                                    (2,340,494)         (2,822,371)
  Accumulated other comprehensive loss                      (66,123)           (209,708)
                                                       ------------        ------------
     Total stockholder's equity                           3,523,415           2,891,260
                                                       ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $ 43,749,446        $ 40,104,193
                                                       ============        ============



                                      -40-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BANK ONLY FINANCIAL STATEMENTS (continued)

                                                                     PAGE 1 of 2

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                              2000             1999             1998
                                                           ----------       ----------       ----------
INTEREST INCOME
  Interest and fees on loans                               $2,895,877       $2,230,257       $2,048,586
  Interest on investment securities                           679,561          752,973          824,878
  Interest on federal funds sold                               71,350           26,657          107,007
  Interest on deposits with banks                              27,289           83,046           91,473
                                                           ----------       ----------       ----------
      Total interest income                                 3,674,077        3,092,933        3,071,944
                                                           ----------       ----------       ----------
INTEREST EXPENSE
  Interest on deposits                                      1,288,173        1,081,152        1,115,603
  Interest on notes payable                                    64,031           73,978           83,227
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                        20,515            5,837            1,459
                                                           ----------       ----------       ----------
      Total interest expense                                1,372,719        1,160,967        1,200,289
                                                           ----------       ----------       ----------
NET INTEREST INCOME                                         2,301,358        1,931,966        1,871,655

  Provision for loan losses                                   118,000           81,700           26,288
                                                           ----------       ----------       ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 2,183,358        1,850,266        1,845,367
                                                           ----------       ----------       ----------
NON-INTEREST INCOME
  Customer service fees                                       274,797          302,197          308,945
  Other income                                                 54,558           37,026           28,033
                                                           ----------       ----------       ----------
      Total non-interest income                               329,355          339,223          336,978
                                                           ----------       ----------       ----------



                                      -41-
                                   [P&N LOGO]

                            GREAT GUARANTY BANCSHARES
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BANK ONLY FINANCIAL STATEMENTS  (CONTINUED)

                                                                     PAGE 2 OF 2

                              STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                         2000          1999           1998
                                      ----------    ----------    ----------
NON-INTEREST EXPENSES
  Salaries and employee benefits      $  796,149    $  855,473    $  899,954
  Occupancy expense                      229,124       205,143       219,859
  Data processing fees                   106,426       110,953       114,369
  Legal fees                               5,361         6,451         8,624
  Other expense                          399,615       359,134       374,934
                                      ----------    ----------    ----------
     Total non-interest expense        1,536,675     1,537,154     1,617,740
                                      ----------    ----------    ----------

INCOME BEFORE TAXES                      976,038       652,335       564,605

   Income tax expense                    331,917       245,930       193,849
                                      ----------    ----------    ----------
NET INCOME                            $  644,121    $  406,405    $  370,756
                                      ==========    ==========    ==========



                                      -42-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. PARENT ONLY FINANCIAL STATEMENTS


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS
                                                                    2000               1999
                                                                 -----------        -----------
Cash in subsidiary bank                                          $    71,833        $    36,813
Investment in subsidiary                                           3,523,415          2,891,260
                                                                 -----------        -----------
     Total Assets                                                $ 3,595,248        $ 2,928,073
                                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued dividends payable                                        $    71,687        $    35,843
                                                                 -----------        -----------
     Total Liabilities                                                71,687             35,843
                                                                 -----------        -----------
Common stock - $7.50 par value; 500,000 shares
  authorized; 143,374 shares issued and outstanding                1,075,305          1,075,305
Additional paid-in capital                                         2,411,471          2,411,471
Accumulated earnings (deficit)                                       102,908           (384,838)
Accumulated other comprehensive loss                                 (66,123)          (209,708)
                                                                 -----------        -----------
     Total Stockholders' Equity                                    3,523,561          2,892,230
                                                                 -----------        -----------
     Total Liabilities and Stockholders' Equity                  $ 3,595,248        $ 2,928,073
                                                                 ===========        ===========



                                      -43-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   PARENT ONLY FINANCIAL STATEMENTS (continued)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                    Years ended December 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
INCOME
  Dividends received from subsidiary bank       $162,244    $128,343    $235,000
                                                --------    --------    --------

EXPENSES
  Interest expense                                    --          --      14,286
  Legal fees                                       1,710      72,287       8,260
  Other expenses                                  17,982      20,273      13,878
                                                --------    --------    --------
                                                  19,692      92,560      36,424
                                                --------    --------    --------
INCOME BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                  142,552      35,783     198,576

Equity in undistributed earnings
  of subsidiary                                  481,876     278,060     135,755
                                                --------    --------    --------

INCOME BEFORE TAXES                              624,428     313,843     334,331
Income tax benefit                                 6,692      39,715      10,200
                                                --------    --------    --------

NET INCOME                                      $631,120    $353,558    $344,531
                                                ========    ========    ========



                                      -44-
                                   [P&N LOGO]

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. PARENT ONLY FINANCIAL STATEMENTS (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                               Years ended December 31,
                                                        -------------------------------------
                                                           2000          1999          1998
                                                        ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 631,120     $ 353,558     $ 344,531
  Adjustments to reconcile net income to
    cash provided by operating activities:
  Equity in undistributed earnings
    of subsidiary                                        (481,876)     (278,060)     (135,755)
  Changes in operating assets and liabilities:
    Accrued interest payable                                   --            --        (3,267)
  Income tax benefit                                       (6,692)      (39,714)      (10,200)
                                                        ---------     ---------     ---------
  Cash provided by operating activities                   142,552        35,784       195,309
                                                        ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                          --            --      (165,000)
  Dividends paid                                         (107,532)      (35,843)      (35,843)
                                                        ---------     ---------     ---------
    Cash used in financing activities                    (107,532)      (35,843)     (200,843)
                                                        ---------     ---------     ---------
  Net increase (decrease) in cash                          35,020           (59)       (5,534)
  Cash - beginning of year                                 36,813        36,872        42,406
                                                        ---------     ---------     ---------
  Cash - end of year                                    $  71,833     $  36,813     $  36,872
                                                        =========     =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                            $      --     $      --     $  17,552
                                                        =========     =========     =========



                                      -45-
                                   [P&N LOGO]

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


PART III

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors

         The directors of Bancshares are as follows:

         Joseph L. Dabadie, Jr., age 74, has been a director since 1993. Mr. Dabadie retired from the U.S. Army in 1988 with the rank of Brigadier General, and since his retirement has worked as a safety director for Reliable Production, Inc.

         Dr. Donald W. Doucet, age 44, was elected a director in 1998. Dr. Doucet has been a practicing physician since 1985 specializing in Internal Medicine.

         Craig A. Major, age 53, has been a director since 1993. Mr. Major has been a cattle rancher for over twenty-five years. Mr. Major also oversees various personal and family real-estate properties.

         Sylvester Muckelroy, age 75, was elected a director in 1998. Mr. Muckelroy retired from the Pointe Coupee Parish School Board in 1988. Mr. Muckelroy is the Mayor of the City of New Roads and is currently serving his second term.

         H.T. Olinde, Jr., age 72, was a founder of Guaranty Bank in 1957 and serves as Chairman of the Board. Mr. Olinde served as a director from 1957 until his resignation in 1984 and was re-elected director in 1993. Mr. Olinde is a shareholder and executive officer of B. Olinde & Sons, Inc., which owns and operates retail furniture stores, a wholesale beer distributorship, and various property interests.

         J. Layne Orillion, age 56, has been a director since 1993. Mr. Orillion is President and owner of Lo-Vac, Inc., which he founded in 1982.

         F. Gregory Roy, age 49, has been a director since 1993. Mr. Roy has been a 50% owner of P & G Farms, Inc. and has been in farming since 1978.

         Michael Chad Soprano, age 36, was elected as a director in 2000. Mr. Soprano owns and operates Soprano's Grocery in Livonia, Louisiana.

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


Executive Officers

         The executive officers of Guaranty Bank are as follows:

         Beverly B. David, age 57 has served as Senior Vice-President since May 1999 and Head of Bank Operations since 1989. Mrs. David also serves as the Bank's Cashier and Security Officer, and as Assistant Treasurer of Bancshares.

         Mark Major, age 45, has been employed at Guaranty Bank since March 1998 when he was hired as an Agricultural Lender. He has served as Head of Lending and Compliance Officer since 1999.

         J. Wade O'Neal, III, age 44, has served as the Bank's President and Chief Executive Officer and as a Director of Guaranty Bank since May 1999. He has been employed by Guaranty Bank for nineteen years. Mr. O'Neal also serves as Treasurer and Authorized Representative of Bancshares.

         Mary Ann Pourciau, age 45, is Vice President and Marketing and Human Resources Officer. She has been employed by Guaranty Bank for 23 years. She also serves as Secretary to the Board of Guaranty Bank, and the Assistant Treasurer of Bancshares.


                             EXECUTIVE COMPENSATION

             J. Wade O'Neal, III has served as President and Chief Executive Officer of Guaranty Bank since May of 1999. He also serves as authorized representative of Bancshares. His aggregate cash compensation for 1999 and 2000 is set forth below. Daniel R. Domingue, Jr. served as the authorized representative of Bancshares and as President and Chief Executive Officer of Guaranty Bank until his resignation in May 1999. He received aggregate cash compensation during the two years ended December 31, 1999 as set forth in the cash compensation table below. No executive officer or employee of Bancshares or Guaranty Bank earned aggregate compensation during any of the three years ended December 31, 2000 exceeding $100,000.


Name of Individual and Position       Year     Salary     Bonus       Other
-------------------------------       ----    -------    -------    ----------
Daniel R. Domingue, Jr.,              1998    $75,000    $10,000    $11,990(1)
Guaranty Bank President and CEO       1999     31,731      2,885      5,279(2)
J. Wade O'Neal, III                   1999     67,315      4,702      3,662(2)
Guaranty Bank President and CEO       2000     75,000      5,000      4,180(2)

----------

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



                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of December 31, 2000, the following persons were known by Bancshares to be the beneficial owners of more than five (5%) percent of the outstanding shares of voting securities of Bancshares:

Name of Beneficial Owner     Shares Beneficially Owned        Percent of Class
------------------------     -------------------------        ----------------
H.T. Olinde, Jr.(1)                      12,488                     8.71%

----------

(1) Includes shares voted by Mr. Olinde but owned by B. Olinde & Sons (3,405 shares).

Security Ownership of Management

         The following table indicates the beneficial ownership as of December 31, 2000, of Bancshares voting securities by (i) each director of Bancshares,
(ii) the chief executive officer of Guaranty Bank, and (iii) all directors and executive officers of Bancshares and Guaranty Bank as a group:

Name and Position                               Shares Beneficially Owned    Percent of Class
-----------------                               -------------------------    ----------------
Joseph L. Dabadie, Jr., Director                          808                       *
Dr. Donald W. Doucet, Director                            485                       *
Craig A. Major, Director                                3,192                    2.23%
Sylvester Muckelroy, Director                             221                       *
H. T. Olinde, Jr., Director                            12,488                    8.71%
J. Layne Orillion, Director                               150                       *
F. Gregory Roy, Director                                1,095                       *
Michael Chad Soprano, Director                          1,140                       *
J. Wade O'Neal, III, Chief Executive Officer              140                       *
   of Guaranty Bank
Directors and Executive Officers as
   a group (12 persons)                                19,794                   13.81%

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

         Since the beginning of 1999, no transaction between Guaranty Bank or Bancshares and any executive officer, director or holder of more than 5% of the capital stock of Bancshares has involved an amount in excess of $60,000 except as indicated below, for which transactions the following information is provided: (i) name of the person; (ii) relationship to Bancshares/Guaranty Bank;
(iii) nature of the transaction and (iv) the amount involved in the transaction.

         (i) Craig A. Major; (ii) director of Bancshares; (iii) personal loans to or endorsed by Mr. Major (iv) a total of $329,325 outstanding at December 31, 2000, with $100,000 in available commitments.

         (i) J. Layne Orillion; (ii) director of Bancshares; (iii) loan and line of credit commitment to affiliate companies; (iv) a total of $228,370 outstanding at December 31, 1999 with $87,000 in available commitments; and a total of $209,189 outstanding at December 31, 2000 with $400,693 in available commitments.

         (i) F. Gregory Roy; (ii) director of Bancshares; (iii) loans and line of credit commitments to Mr. Roy and affiliated entities; (iv) a total of $471,126 outstanding at December 31, 1999 with $245,000 in available commitments; and a total of $572,193 outstanding at December 31, 2000 with $134,770 in available commitments.

         (i) J. Wade O'Neal, III; (ii) president and CEO of Guaranty Bank, authorized representative of Bancshares; (iii) loan commitments to Mr. O'Neal;
(iv) two loans of $200,000 and $121,326 respectively, both were originated and paid out in 1999.

         (i) Mark A. Major; (ii) vice president and head of lending of Guaranty Bank; (iii) personal loans to Mr. Major; (iv) a total of $64,822 outstanding at December 31, 2000.

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

                             GREAT GUARANTY BANCSHARES, INC.

Dated: March 21, 2001        By: /s/ J. Wade O'Neal, III
                                 ----------------------------------------------
                                     J. Wade O'Neal, III.
                                     Authorized Representative
                                     of Great Guaranty Bancshares, Inc. and
                                     President and CEO of Guaranty Bank & Trust
                                     Company

                             By: /s/ Beverly B. David
                                 ----------------------------------------------
                                     Beverly B. David
                                     Assistant Treasurer Great Guaranty
                                     Bancshares, Inc. and Senior Vice President
                                     of Guaranty Bank & Trust Co.

                                  EXHIBIT INDEX

Exhibit 21     Subsidiaries of Great Guaranty Bancshares, Inc.

Exhibit 27     Financial Data Schedule