Form 10QSB
period 2001-03-31
GREAT GUARANTY BANCSHARES INC
filed 2001-05-11
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF MARCH 31, 2001

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                      REFERENCE
                                                                      ---------

         ITEM 1.  FINANCIAL STATEMENTS                                        1

                  Consolidated Balance Sheet as of March 31, 2001             1

                  Consolidated Statements of Income for the three months
                  ended March 31, 2001 and 2000                               2

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000                               3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                        5

                  Material Changes in Financial Condition                     5

                  Three Months Ended March 31, 2001 Compared with Three
                  Months Ended March 31, 2000                                 5

                  March 31, 2001 Compared with December 31, 2000              5

                  Loan Loss Provision                                         6

PART II - OTHER INFORMATION                                                   6

         ITEM 1.  LEGAL PROCEEDINGS                                           6

         ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K                            6

SIGNATURES                                                                    7

PART I. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)

ASSETS

     Cash and due from banks                               $ 1,675,030
     Federal Funds Sold                                      1,975,000
                                                           -----------
          Cash and cash equivalents                          3,650,030

     Interest-bearing time deposits with banks                 693,319

     Investment Securities
          Available-for-sale                                 8,529,744
          Held-to-maturity                                   1,498,946

     Investment in restricted equity securities                200,000

     Loans, net of allowance for loan losses of $462,667    30,912,563

     Properties and equipment, net                             619,297
     Accrued interest receivable                               541,639
     Other Assets                                               62,104
                                                           -----------

          TOTAL ASSETS                                     $46,707,642
                                                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

     Demand deposits                                       $ 6,242,210
     NOW accounts                                            9,935,945
     Savings deposits                                        6,874,283
     Time deposits, $100,000 and over                        3,518,487
     Other time deposits                                    15,267,136
                                                           -----------
          Total deposits                                   $41,838,061

     Notes Payable                                             752,497
     Accrued expenses and other liabilities                    264,131
     Repurchase Agreement Sold                                   4,664
     Income Taxes Payable                                       85,581
                                                           -----------
          Total liabilities                                $42,944,934
                                                           -----------

SHAREHOLDERS' EQUITY
     Common stock - $7.50 par value, 500,000 shares
     authorized, 143,374 shares issued and outstanding       1,075,305
     Additional paid-in capital                              2,411,471
     Accumulated earnings                                      267,323
     Accumulated Other Comprehensive Income                      8,609
                                                           -----------
          Total shareholders' equity                       $ 3,762,708
                                                           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $46,707,642
                                                           ===========

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended Mar. 31,
                                                           2001        2000
                                                        ---------   ---------
INTEREST INCOME
     Interest and fees on loans                         $ 759,506   $ 620,031
     Interest on investment securities                    142,279     175,899
     Interest on federal funds sold                        30,634      31,345
     Interest on deposits with banks                        5,922      10,909
                                                        ---------   ---------
         Total interest income                            938,341     838,184
                                                        ---------   ---------

INTEREST EXPENSE
     Interest on deposits                                 348,707     296,720
     Interest on notes payable                             14,389      17,075
                                                        ---------   ---------
         Total interest expense                           363,096     313,795
                                                        ---------   ---------

NET INTEREST INCOME                                       575,245     524,389

Provision for loan losses                                  18,000      23,000
                                                        ---------   ---------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                           557,245     501,389
                                                        ---------   ---------

NON INTEREST INCOME
     Service charges on deposit accounts                   61,400      62,827
     Other service charges and fees                        19,295      20,093
     Other income                                           1,650       6,716
                                                        ---------   ---------
         Total non-interest income                         82,345      89,636
                                                        ---------   ---------

NON INTEREST EXPENSE
     Salaries and employee benefits                       213,898     198,662
     Occupancy expense                                     47,777      51,488
     Data processing                                       26,569      27,460
     Legal fees                                             1,646         862
     Other expense                                         94,286      99,711
                                                        ---------   ---------
         Total non-interest expense                       384,176     378,183
                                                        ---------   ---------

INCOME BEFORE TAXES                                       255,414     212,842

     Income Tax Expense                                    91,000      72,000
                                                        ---------   ---------

NET INCOME                                                164,414     140,842

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING
     PERIOD                                                74,732     (13,608)
                                                        ---------   ---------

COMPREHENSIVE INCOME                                    $ 239,146   $ 127,234
                                                        =========   =========

PER COMMON SHARE DATA:
     NET INCOME                                         $    1.15   $     .98
                                                        ---------   ---------

     AVERAGE SHARES OUTSTANDING                           143,374     143,374
                                                        =========   =========

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                      PAGE 1 OF 2


                                                                       Three months ended Mar. 31,
                                                                      ----------------------------
                                                                          2001            2000
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $    164,414    $    140,842
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                           24,606          26,858
     Provision for loan losses                                              18,000          23,000
     Deferred tax                                                                0               0
     Stock dividends received                                               (3,300)         (3,400)
     Income Taxes Payable                                                 (108,828)         72,000
     (Increase) decrease in accrued income and other assets                (86,829)        (68,310)
     Increase (decrease) in accrued expenses and other liabilities          29,412             967
                                                                      ------------    ------------

Net cash provided by operating activities                             $     37,475    $    191,957
                                                                      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales/maturities/calls/principal
paydowns of investment securities:
     Available for sale                                               $  1,666,614    $    255,195
     Held-to-maturity                                                        5,837           5,786
Purchase of investment securities
     Available for sale                                                 (2,503,544)       (500,000)
Redemption of restricted equity securities                                   6,600               0
Net change in:
     Interest bearing deposits with banks                                 (594,257)     (7,674,666)
     Federal Funds Sold                                                 (1,525,000)     (2,375,000)
     Loans                                                                 213,977      (1,930,592)
Purchase of equipment and building improvements                            (75,131)        (10,704)
                                                                      ------------    ------------

Net cash used in investing activities                                 $ (2,804,904)   $(12,229,981)
                                                                      ------------    ------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                       PAGE 2 OF 2

                                                  Three months ended Mar. 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in non-interest-bearing demand,
    savings and NOW accounts                     $  3,115,112    $ 11,432,250
  Net increase (decrease) in time deposit            (207,199)        585,666
  Payments on notes payable                           (36,210)        (33,597)
  Net change in federal funds purchased and
    Repurchase Agreement Sold                          (1,550)              0
  Dividends Paid                                      (71,687)        (35,843)
                                                 ------------    ------------

  Net cash provided by financing activities      $  2,798,466    $ 11,948,476
                                                 ------------    ------------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                         31,037         (89,548)

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD                                           1,643,993       2,161,137
                                                 ------------    ------------

CASH AND CASH EQUIVALENTS - END
OF PERIOD                                        $  1,675,030    $  2,071,589
                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest                                       $    371,938    $    297,556
                                                 ============    ============

  Income taxes                                   $    199,828    $          0
                                                 ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000.

    Balance Sheet

    Total Assets at March 31, 2001 were $46.7 million compared to $52.2 million at March 31, 2000. An $8 million deposit was made to a demand deposit account on March 31, 2000. This deposit was for severance packages and other benefits due to the sale of a large commercial entity. These funds were only on deposit temporarily. Notwithstanding the $8 million deposit, total assets at March 31, 2000 would have been approximately $44.3 million. Total loans increased to $30.9 million at March 31, 2001 from $27.5 million at March 31, 2000, while securities decreased to $10 million from $10.7 million as of those respective dates. Deposits at March 31, 2001 were $41.8 million compared to $48 million at March 31, 2000. Without the $8 million deposit of March 31, 2000, deposits at March 31, 2000 would have been approximately $40 million. Shareholders' equity in Bancshares increased to $3.76 million at March 31, 2001 from $3.0 million at March 31, 2000. Bancshares' shareholders' equity in its wholly owned bank subsidiary, Guaranty Bank & Trust Company ("Guaranty Bank"), was $3.7 million at March 31, 2001, an increase from $3.0 million at March 31, 2000, as a result of the earnings of Guaranty Bank less dividend payments by Guaranty Bank to Bancshares and a change from an unrealized loss to an unrealized gain on available for sale securities.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of Guaranty Bank. Consolidated net income of Bancshares is generally determined by deduction of expenses incurred by Bancshares from the net income earned by Guaranty Bank.

    Income for the three months ended March 31, 2001 was $164 thousand compared to $141 thousand during the same period in 2000. Interest income increased by $100 thousand for the three month period ended March 31, 2001 compared to the same period in 2000 as a result of increased loan volume. Non-interest income totaled $82 thousand for the three month period, compared to $90 thousand for the same period in 2000. Interest expense increased to $363 thousand during the three months ended March 31, 2001, an increase from $314 thousand during the same period in 2000, due to increased NOW account and time deposits as well as an increase in rates on time deposits. Non- interest expense increased to $384 thousand from $378 thousand during those periods.

    MARCH 31, 2001 COMPARED WITH DECEMBER 31, 2000

    Balance Sheet

    Total assets increased to $46.7 million at March 31, 2001, an increase of 6.8% from $43.7 million at December 31, 2000. Total loans decreased by $232 thousand, or .7%, to $30.9 million at March 31, 2001 compared to $31.1 million at December 31, 2000. Securities increased $906 thousand to $10 million at March 31, 2001, from $9.1 million at December 31, 2000.

    Total deposits increased to $41.8 million at March 31, 2001, a 7.5% increase from $38.9 million at December 31, 2000. Non-interest bearing deposits decreased at an 8.7% rate, compared to a 10.9% growth in interest bearing deposits. The majority of this growth was in NOW account deposits. During the first three months of 2001, shareholders' equity in Bancshares increased to $3.76 million, an increase of $370 thousand, due primarily to the earnings of Guaranty Bank and a change from an unrealized loss to an unrealized gain in available for sale securities.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $18 thousand for the three month period ended March 31, 2001. The reserve for possible loan losses totaled $462.6 thousand at March 31, 2001, 1.47% of total loans, compared to $444.6 thousand, or 1.41% of total loans, at December 31, 2000 and $350 thousand or 1.26% at March 31, 2000. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.

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

                                       GREAT GUARANTY BANCSHARES, INC.

Dated: May 11, 2001                    By: /s/ J. Wade O'Neal, III
                                          -------------------------------------
                                           J. Wade O'Neal, III
                                           Authorized Representative
                                           of Great Guaranty Bancshares, Inc.
                                           and President and CEO of Guaranty
                                           Bank & Trust Company

                                       By: /s/ Beverly B. David
                                          -------------------------------------
                                           Beverly B. David
                                           Assistant Treasurer
                                           of Great Guaranty Bancshares, Inc.
                                           and Senior Vice President of
                                           Guaranty Bank & Trust Company