Form 10QSB
period 2001-06-30
GREAT GUARANTY BANCSHARES INC
filed 2001-08-03
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF JUNE 30, 2001

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                          REFERENCE
                                                                                                          ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheet as of June 30, 2001                                                  1

                  Consolidated Statements of Income for the six months
                  and for the three months ended June 30, 2001 and 2000                                           2

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and 2000                                                                          3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                                            5

                  Material Changes in Financial Condition                                                         5

                  Six Months Ended June 30, 2001 Compared with Six Months Ended
                  June 30, 2000                                                                                   5

                  June 30, 2001 Compared with December 31, 2000                                                   5

                  Loan Loss Provision                                                                             5


PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K                                                                6


SIGNATURES                                                                                                        6

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)


ASSETS
     Cash and due from banks                                                  $  1,662,176
     Federal Funds Sold                                                          2,150,000
                                                                              ------------
          Cash and cash equivalents                                              3,812,176

     Interest-bearing time deposits with banks                                     693,196

     Investment Securities
          Available-for-Sale                                                     7,561,648
          Held-to-maturity                                                       1,442,658

     Investment in restricted equity securities                                    202,700

     Loans, net of allowance for loan losses of $474,514                        33,977,279

     Properties and equipment, net                                                 604,483
     Accrued interest receivable                                                   534,853
     Other Assets                                                                   46,226
                                                                              ------------

         TOTAL ASSETS                                                         $ 48,875,219
                                                                              ============
LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
          Demand deposits                                                     $  7,030,799
          NOW accounts                                                          10,950,840
          Savings deposits                                                       7,385,874
          Time deposits, $100,000 and over                                       3,434,609
          Other time deposits                                                   15,148,484
                                                                              ------------
               Total deposits                                                 $ 43,950,606

          Notes Payable                                                            715,453
          Accrued expenses and other liabilities                                   278,690
          Dividends Payable                                                         71,687
                                                                              ------------
               Total liabilities                                              $ 45,016,436
                                                                              ------------
     SHAREHOLDERS' EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding                      1,075,305
          Additional paid-in capital                                             2,411,471
          Accumulated earnings                                                     352,226
          Accumulated Other Comprehensive Income                                    19,781
                                                                              ------------

               Total shareholders' equity                                     $  3,858,783
                                                                              ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 48,875,219
                                                                              ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   Six Months Ended June 30,         Three Months Ended June 30,
                                                                    2001              2000              2001              2000
                                                                 ------------     ------------      ------------     ------------
INTEREST INCOME
   Interest and fees on loans                                    $  1,521,323     $  1,331,610      $    761,817     $    711,579
   Interest on investment securities                                  284,641          356,475           142,362          180,576
   Interest on federal funds sold                                      42,228           54,563            11,594           23,218
   Interest on deposits with banks                                     17,007           20,440            11,085            9,531
                                                                 ------------     ------------      ------------     ------------

         Total interest income                                      1,865,199        1,763,088           926,858          924,904
                                                                 ------------     ------------      ------------     ------------

INTEREST EXPENSE
   Interest on deposits                                               677,597          609,698           328,890          312,978
   Interest on notes payable                                           30,747           35,277            16,358           18,202
                                                                 ------------     ------------      ------------     ------------

         Total interest expense                                       708,344          644,975           345,248          331,180
                                                                 ------------     ------------      ------------     ------------

NET INTEREST INCOME                                                 1,156,855        1,118,113           581,610          593,724

Provision for loan losses                                              36,000           62,000            18,000           39,000
                                                                 ------------     ------------      ------------     ------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                     1,120,855        1,056,113           563,610          554,724
                                                                 ------------     ------------      ------------     ------------

NON INTEREST INCOME
     Service charges on deposit accounts                              116,605          118,005            55,205           55,178
     Other service charges and fees                                    40,903           35,482            21,608           15,389
     Other income                                                       3,426           17,484             1,776           10,768
                                                                 ------------     ------------      ------------     ------------

         Total non-interest income                                    160,934          170,971            78,589           81,335
                                                                 ------------     ------------      ------------     ------------

NON INTEREST EXPENSE
     Salaries and employee benefits                                   427,627          408,542           213,729          209,880
     Occupancy expense                                                100,117          109,848            52,340           58,360
     Data processing                                                   53,729           53,936            27,160           26,476
     Legal fees                                                         5,200            5,837             3,554            4,975
     Other expense                                                    202,112          197,130           107,826           97,419
                                                                 ------------     ------------      ------------     ------------

         Total non-interest expense                                   788,785          775,293           404,609          397,110
                                                                 ------------     ------------      ------------     ------------

INCOME BEFORE TAXES                                                   493,004          451,791           237,590          238,949

     Income Tax Expense                                               172,000          155,800            81,000           83,800
                                                                 ------------     ------------      ------------     ------------

NET INCOME                                                            321,004          295,991           156,590          155,149

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING
      PERIOD                                                           85,904          (14,808)           11,172           (1,200)
                                                                 ------------     ------------      ------------     ------------
COMPREHENSIVE INCOME                                             $    406,908     $    281,183      $    167,762     $    153,949
                                                                 ============     ============      ============     ============

PER COMMON SHARE DATA:
     NET INCOME                                                  $       2.24     $       2.06      $       1.09     $       1.08
                                                                 ------------     ------------      ------------     ------------

     AVERAGE SHARES OUTSTANDING                                       143,374          143,374           143,374          143,374
                                                                 ============     ============      ============     ============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                      PAGE 1 OF 2


                                                                                  Six months ended June 30,
                                                                                ------------------------------
                                                                                   2001              2000
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                      $    321,004      $    295,991
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                     51,261            53,829
     Provision for loan losses                                                        36,000            62,000
     Deferred tax                                                                    (23,419)          (17,306)
     Stock dividends received                                                         (6,000)          (11,100)
     Net gain on sale of ORE                                                               0            (8,997)
     Income taxes payable                                                           (194,409)           93,106
     (Increase) decrease in accrued income and other assets                          (64,165)          (63,979)
     Increase (decrease) in accrued expenses and other liabilities                    67,390            74,513
                                                                                ------------      ------------

Net cash provided by operating activities                                       $    187,662      $    478,057
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales/maturities/calls/principal paydowns on investment securities:
     Available for sale                                                         $  2,645,882      $    464,575
     Held-to-maturity                                                                 62,125            62,188
Purchase of investment securities
     Available for sale                                                           (2,503,544)         (500,000)
Redemption of restricted equity securities                                             6,600                 0
Net change in:
     Interest bearing deposits with banks                                           (594,134)          371,176
     Loans                                                                        (2,868,739)       (4,303,733)
Purchase of equipment and building improvements                                      (86,972)          (42,523)
                                                                                ------------      ------------

Net cash used in investing activities                                           $ (3,338,782)     $ (3,948,317)
                                                                                ------------      ------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)                      PAGE 2 OF 2


                                                               Six months ended June 30,
                                                            --------------------------------
                                                                2001               2000
                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in non-interest-bearing demand,
  savings and NOW accounts                                  $   5,430,186      $   2,691,310
Net increase (decrease) in time deposit                          (409,729)           877,128
Payments on notes payable                                         (73,254)           (67,829)
Net change in federal funds purchased and
  Repurchase Agreement Sold                                        (6,214)                 0
Dividends Paid                                                    (71,686)           (35,843)
                                                            -------------      -------------

Net cash provided by financing activities                   $   4,869,303      $   3,464,766
                                                            -------------      -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                            1,718,183             (5,494)

CASH AND CASH EQUIVALENTS -  BEGINNING
OF PERIOD                                                       2,093,993          2,161,137
                                                            -------------      -------------

CASH AND CASH EQUIVALENTS - END
OF PERIOD                                                   $   3,812,176      $   2,155,643
                                                            =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Cash paid during the period for:

Interest                                                    $     721,982      $     646,946
                                                            =============      =============

Income taxes                                                $     389,828      $      80,000
                                                            =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     MATERIAL CHANGES IN FINANCIAL CONDITION

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

     Balance Sheet

     Total Assets at June 30, 2001 were $48.9 million compared to $44 million at June 30, 2000. Total loans increased to $33.9 million at June 30, 2001 from $29.8 million at June 30, 2000, while securities decreased to $9 million from $10.4 million. Deposits increased to $43.9 million from $39.6 million as of those respective dates. Shareholders' equity increased to $3.9 million at June 30, 2001 from $3.1 million at June 30, 2000.

     Income

     The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of its wholly owned bank subsidiary, Guaranty Bank & Trust Company. Consolidated net income of Bancshares is generally determined by consolidation of expenses incurred by Bancshares with those incurred by Guaranty Bank and elimination of the dividend income.

     Income for the six months ended June 30, 2001 was $321 thousand compared to $296 thousand during the same period in 2000. Interest income increased to $1.87 million for the six month period ended June 30, 2001 compared to $1.76 million for the same period in 2000, as a result of increased loan volume. Non-interest income totaled $161 thousand for the six month period ended June 30, 2001, compared to $171 thousand for the same period in 2000. Interest expense increased to $708 thousand during the six months ended June 30, 2001, an increase from $645 thousand during the same period in 2000, due to increased NOW account and time deposits as well as an increase in rates on time deposits. Non-interest expense increased to $789 thousand from $775 thousand during those periods.

     JUNE 30, 2001 COMPARED WITH DECEMBER 31, 2000

     Balance Sheet

     Total assets increased to $48.9 million at June 30, 2001, an increase of 11.8% from $43.7 million at December 31, 2000. Total loans increased by $2.8 million, or 9%, to $33.9 million at June 30, 2001 compared to $31.1 million at December 31, 2000. Securities declined $119 thousand to $9 million at June 30, 2001, down from $9.1 million at December 31, 2000.

     Total deposits increased to $43.9 million at June 30, 2001, a 12.9% increase from $38.9 million at December 31, 2000. Non-interest bearing deposits increased at a 2.9% rate, compared to a 15% growth in interest bearing deposits. The majority of this growth was in NOW account deposits.. During the first six months of 2001, shareholders' equity in Bancshares increased to $3.9 million, an increase of $329 thousand, due primarily to the earnings of Guaranty Bank.

     LOAN LOSS PROVISION

     As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $36 thousand for the six month period ended June 30, 2001. The reserve for possible loan losses at June 30, 2001 was $474.5 thousand, 1.38% of total loans, compared to $444.6 thousand, or 1.41% of total loans, at December 31, 2000 and $386.7 thousand or 1.28% at June 30, 2000. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.

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



                          GREAT GUARANTY BANCSHARES, INC.

Dated: August 3, 2001     By: /s/ J. Wade O'Neal, III
                             ---------------------------------------------------
                              J. Wade O'Neal, III
                              Authorized Representative
                              of Great Guaranty Bancshares, Inc. and President and CEO of Guaranty Bank & Trust Company

                          By: /s/ Beverly B. David
                             ---------------------------------------------------
                              Beverly B. David
                              Assistant Treasurer
                              of Great Guaranty Bancshares, Inc. and Senior Vice President of Guaranty Bank & Trust Company