Form 10QSB
period 2001-09-30
GREAT GUARANTY BANCSHARES INC
filed 2001-11-09
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.        YES   X        NO
                    ------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF SEPTEMBER 30, 2001

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                             REFERENCE
                                                                                                             ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheet as of September 30, 2001                                             1

                  Consolidated Statements of Income for the nine months
                  and for the three months ended September 30, 2001 and 2000                                      2

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001 and 2000                                                                     3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                                            5

                  Material Changes in Financial Condition                                                         5

                  Nine Months Ended September 30, 2001 Compared with Nine Months Ended
                  September 30, 2000                                                                              5

                  September 30, 2001 Compared with December 31, 2000                                              5

                  Loan Loss Provision                                                                             5


PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K                                                                6


SIGNATURES                                                                                                        6

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                                       $     2,135,814
     Federal Funds Sold                                                                  2,525,000
                                                                                   ---------------
          Cash and cash equivalents                                                      4,660,814

     Interest-bearing time deposits with banks                                           1,188,092

     Investment Securities
          Available-for-Sale                                                             6,390,005
          Held-to-maturity                                                               1,436,788

     Investment in restricted equity securities                                            204,900

     Loans, net of allowance for loan losses of $489,382                                34,381,518

     Properties and equipment, net                                                         581,297
     Accrued interest receivable                                                           611,833
     Other Assets                                                                           63,298
                                                                                   ---------------

         TOTAL ASSETS                                                              $    49,518,545
                                                                                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
          Demand deposits                                                          $     6,671,327
          NOW accounts                                                                   9,836,971
          Savings deposits                                                               7,757,845
          Time deposits, $100,000 and over                                               4,052,823
          Other time deposits                                                           15,108,850
                                                                                   ---------------
               Total deposits                                                      $    43,427,816

          Notes Payable                                                                  1,681,778
          Accrued expenses and other liabilities                                           315,187
                                                                                   ---------------
               Total liabilities                                                   $    45,424,781
                                                                                   ---------------

     SHAREHOLDERS' EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding                              1,075,305
          Additional paid-in capital                                                     2,411,471
          Accumulated earnings                                                             525,562
          Accumulated Other Comprehensive Income                                            81,426
                                                                                   ---------------

               Total shareholders' equity                                          $     4,093,764
                                                                                   ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    49,518,545
                                                                                   ===============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Nine Months Ended Sept. 30,        Three Months Ended Sept. 30,
                                                          -------------------------------    -------------------------------
                                                               2001             2000              2001             2000
                                                          --------------   --------------    --------------   --------------
INTEREST INCOME
  Interest and fees on loans                              $    2,302,370   $    2,107,349    $      781,047   $      775,739
  Interest on investment securities                              400,805          523,445           116,164          166,970
  Interest on federal funds sold                                  62,997           65,377            20,769           10,814
  Interest on deposits with banks                                 28,472           25,083            11,465            4,643
                                                          --------------   --------------    --------------   --------------

   Total interest income                                       2,794,644        2,721,254           929,445          958,166
                                                          --------------   --------------    --------------   --------------

INTEREST EXPENSE
  Interest on deposits                                           994,174          945,960           316,577          336,262
  Interest on notes payable                                       50,729           61,843            19,982           26,566
                                                          --------------   --------------    --------------   --------------

   Total interest expense                                      1,044,903        1,007,803           336,559          362,828
                                                          --------------   --------------    --------------   --------------

NET INTEREST INCOME                                            1,749,741        1,713,451           592,886          595,338

Provision for loan losses                                         54,000           86,000            18,000           24,000
                                                          --------------   --------------    --------------   --------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                1,695,741        1,627,451           574,886          571,338
                                                          --------------   --------------    --------------   --------------

NON INTEREST INCOME
  Service charges on deposit accounts                            177,468          176,872            60,863           58,867
  Other service charges and fees                                  51,227           50,583            10,324           15,101
  Net investment securities losses                                     0             (547)                0             (547)
  Other income                                                    12,457           18,883             9,031            1,399
                                                          --------------   --------------    --------------   --------------

   Total non-interest income                                     241,152          245,791            80,218           74,820
                                                          --------------   --------------    --------------   --------------
NON INTEREST EXPENSE
  Salaries and employee benefits                                 639,328          601,511           211,701          192,969
  Occupancy expense                                              153,795          170,829            53,678           60,981
  Data processing                                                 81,508           79,447            27,779           25,511
  Legal fees                                                       5,914            5,931               714               94
  Other expense                                                  300,007          303,082            97,895          105,952
                                                          --------------   --------------    --------------   --------------

    Total non-interest expense                                 1,180,552        1,160,800           391,767          385,507
                                                          --------------   --------------    --------------   --------------

INCOME BEFORE TAXES                                              756,341          712,442           263,337          260,651

  Income Tax Expense                                             262,000          246,000            90,000           90,200
                                                          --------------   --------------    --------------   --------------

NET INCOME                                                       494,341          466,442           173,337          170,451

OTHER COMPREHENSIVE INCOME, NET OF TAX
  UNREALIZED HOLDING GAINS ARISING DURING PERIOD                 147,549           59,970            61,645           74,778
                                                          --------------   --------------    --------------   --------------

COMPREHENSIVE INCOME                                      $      641,890   $      526,412    $      234,982   $      245,229
                                                          ==============   ==============    ==============   ==============
PER COMMON SHARE DATA:
  NET INCOME                                              $         3.45   $         3.25    $         1.21   $         1.19
                                                          --------------   --------------    --------------   --------------

     AVERAGE SHARES OUTSTANDING                                  143,374          143,374           143,374          143,374
                                                          ==============   ==============    ==============   ==============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     PAGE 1 OF 2

                                                                                           Nine months ended Sept. 30,
                                                                                        --------------------------------
                                                                                             2001              2000
                                                                                        --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                        $      494,341    $      466,442
      Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation                                                                          77,410            80,904
          Provision for loan losses                                                             54,000            86,000
          Deferred tax                                                                         (23,419)          (24,174)
          Stock dividends received                                                              (8,200)          (14,900)
          Net gain on sale of ORE                                                                    0            (8,997)
          Net investment securities losses                                                           0               547
          Income taxes payable                                                                (194,409)          164,288
          (Increase) decrease in accrued income and other assets                              (158,217)         (145,507)
          Increase (decrease) in accrued expenses and other liabilities                        103,886            67,969
                                                                                        --------------    --------------

      Net cash provided by operating activities                                         $      345,392    $      672,572
                                                                                        --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sales/maturities/calls/principal paydowns on investment securities:
          Available for sale                                                            $    3,879,170    $    1,218,822
          Held-to-maturity                                                                      67,995                 0
      Purchase of investment securities
          Available for sale                                                                (2,503,544)         (500,000)
      Redemption of restricted equity securities                                                 6,600            54,500
      Net change in:
          Interest bearing deposits with banks                                              (1,089,030)          693,321
          Loans                                                                             (3,290,978)       (6,113,279)
      Purchase of equipment and building improvements                                          (89,935)          (64,367)
                                                                                        --------------    --------------

      Net cash used in investing activities                                             $   (3,019,722)   $   (4,711,003)
                                                                                        --------------    --------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                     PAGE 2 OF 2

                                                             Nine months ended Sept. 30,
                                                          --------------------------------
                                                               2001              2000
                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in non-interest-bearing demand,
  savings and NOW accounts                                $    4,328,817    $      848,525
Net increase in time deposit                                     168,851         1,950,051
Net increase in FHLB Borrowings                                1,000,000                 0
Payments on notes payable                                       (106,929)         (102,707)
Net change in federal funds purchased and
  Repurchase Agreement Sold                                       (6,214)        1,459,233
Dividends Paid                                                  (143,374)         (107,531)
                                                          --------------    --------------

Net cash provided by financing activities                 $    5,241,151    $    4,047,571
                                                          --------------    --------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                           2,566,821             9,140

CASH AND CASH EQUIVALENTS -  BEGINNING
OF PERIOD                                                      2,093,993         2,161,137
                                                          --------------    --------------

CASH AND CASH EQUIVALENTS - END
OF PERIOD                                                 $    4,660,814    $    2,170,277
                                                          ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Cash paid during the period for:

Interest                                                  $    1,058,585    $      991,721
                                                          ==============    ==============

Income taxes                                              $      479,828    $      120,000
                                                          ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     MATERIAL CHANGES IN FINANCIAL CONDITION

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

     Balance Sheet

     Total Assets at September 30, 2001 were $49.5 million compared to $44.9 million at September 30, 2000. Total loans increased to $34.4 million at September 30, 2001 from $31.6 million at September 30, 2000, while securities decreased to $7.8 million from $9.8 million. Deposits increased to $43.4 million from $38.9 million as of those respective dates. Shareholders' equity increased to $4.1 million at September 30, 2001 from $3.3 million at September 30, 2000.

     Income

     The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of its wholly owned bank subsidiary, Guaranty Bank & Trust Company. Consolidated net income of Bancshares is generally determined by consolidation of expenses incurred by Bancshares with those incurred by Guaranty Bank and elimination of the dividend income.

     Income for the nine months ended September 30, 2001 was $494 thousand compared to $466 thousand during the same period in 2000. Interest income increased to $2.79 million for the nine month period ended September 30, 2001 compared to $2.72 million for the same period in 2000, as a result of increased loan volume. Non-interest income totaled $241 thousand for the nine month period ended September 30, 2001, compared to $246 thousand for the same period in 2000. Interest expense increased to $1.04 million during the nine months ended September 30, 2001, an increase from $1.01 million during the same period in 2000, due to increased NOW account and time deposits. Non-interest expense increased to $1.18 million from $1.16 million during those periods.

     SEPTEMBER 30, 2001 COMPARED WITH DECEMBER 31, 2000

     Balance Sheet

     Total assets increased to $49.5 million at September 30, 2001, an increase of 13.2% from $43.7 million at December 31, 2000. Total loans increased by $3.3 million, or 10.6%, to $34.4 million at September 30, 2001 compared to $31.1 million at December 31, 2000. Securities declined $1.3 million to $7.8 million at September 30, 2001, down from $9.1 million at December 31, 2000.

     Total deposits increased to $43.4 million at September 30, 2001, a 11.6% increase from $38.9 million at December 31, 2000. Non-interest bearing deposits decreased at a 2.4% rate, compared to a 14.5% growth in interest bearing deposits. The majority of this growth was in NOW account deposits. A FHLB borrowing of $1 million was advanced during the 3rd quarter of 2001 in order to fix the cost of funds for the term of a $1 million loan. During the first nine months of 2001, shareholders' equity in Bancshares increased to $4.1 million, an increase of approximately $570 thousand, due primarily to the undistributed earnings of Guaranty Bank.

     LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $54 thousand for the nine month period ended

September 30, 2001. The reserve for possible loan losses at September 30, 2001 was $489.4 thousand, 1.40% of total loans, compared to $444.6 thousand, or 1.41% of total loans, at December 31, 2000 and $412.7 thousand or 1.29% at September 30, 2000. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.

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

                                 GREAT GUARANTY BANCSHARES, INC.

Dated: November 9, 2001          By: /s/J. Wade O'Neal, III
                                     -------------------------------------------
                                      J. Wade O'Neal, III
                                      Authorized Representative
                                      of Great Guaranty Bancshares, Inc. and
                                      President and CEO of Guaranty Bank &
                                      Trust Company

                                 By: /s/Beverly B. David
                                     -------------------------------------------
                                      Beverly B. David
                                      Assistant Treasurer
                                      of Great Guaranty Bancshares, Inc. and
                                      Senior Vice President of Guaranty Bank &
                                      Trust Company