Form 10KSB40
period 2001-12-31
GREAT GUARANTY BANCSHARES INC
filed 2002-03-28
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the transition period from ________ to _______

                        Commission file number 000-22487

                         GREAT GUARANTY BANCSHARES, INC.
                 ----------------------------------------------
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

Issuer's telephone number, including area code: (225) 638-8621

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class           Name of each exchange on which registered
  -------------------           -----------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $4,030,172

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). 559 SHARES OF COMMON EQUITY HAVE BEEN SOLD OR TRANSFERRED WITHIN THE PAST 60 DAYS AT AN UNKNOWN PRICE.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF DECEMBER 31, 2001

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I

         ITEM 1   DESCRIPTION OF BUSINESS.................................   1

         ITEM 2   DESCRIPTION OF PROPERTY.................................   9

         ITEM 3   LEGAL PROCEEDINGS.......................................   9

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS........................................   9

PART II

         ITEM 5   MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.....................................  10

         ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS....................  10

         ITEM 7   FINANCIAL STATEMENTS....................................  13

         ITEM 8   CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE..............................................  45

PART III

         ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.......................  45

         ITEM 10  EXECUTIVE COMPENSATION..................................  46

         ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...................................  46

         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS............................................  47

         ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K........................  48

               EXHIBIT INDEX..............................................  49

PART I
                             DESCRIPTION OF BUSINESS

GENERAL

         Great Guaranty Bancshares, Inc. ("Bancshares"), a Louisiana corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956 (the "HC Act"), was incorporated in 1981 to acquire the outstanding stock of Guaranty Bank and Trust Company ("Guaranty Bank" or "Bank"). Guaranty Bank is a wholly owned subsidiary of Bancshares, and Bancshares has no other subsidiaries. While Bancshares and Guaranty Bank are distinct entities regulated by different regulatory bodies, the income of Bancshares is entirely derived from dividends paid by Guaranty Bank. Therefore, the value of Bancshares and its securities are dependant upon the value of Guaranty Bank. At December 31, 2001, Bancshares had total consolidated assets of approximately $46.7 million, and shareholders' equity of approximately $4.17 million while Guaranty Bank had assets of approximately $46.7 million and shareholder's equity of approximately $4.17 million. Bancshares' executive offices are located at 175 New Roads Street, New Roads, Louisiana, 70760 and its telephone number is (225) 638-8621.

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

         Guaranty Bank's lending activities consist principally of real estate, consumer, commercial and agricultural loans, with no material concentration of loans to individual borrowers in any line of business. At December 31, 2001, Guaranty Bank had outstanding approximately $33.1 million in loans, of which 17% were in commercial loans to borrowers engaged in various lines of business, 8% were in consumer loans, 46% were in real estate loans (primarily residential real estate), and 29% were in agricultural loans. Guaranty Bank's deposits represent a cross-section of the area's economy, and there is no material concentration of deposits from any single customer or group of customers. At December 31, 2001, Guaranty Bank had total deposits of approximately $40.7 million.

PROPERTY

         The executive offices of Bancshares and Guaranty Bank are located at 175 New Roads Street, New Roads, Louisiana 70760 and are owned by Guaranty Bank. Guaranty Bank also owns the buildings and land at Highway 78 in Livonia, Louisiana where the Bank's branch is located, and on Highway 1 in Morganza, Louisiana, which the Bank uses for record storage. No premises occupied by the Bank are leased, and none of the properties owned by the Bank is subject to a mortgage.

EMPLOYEES

         At December 31, 2001, Bancshares had no full-time employees. As of that date, Guaranty Bank had 22 full-time employees, including 4 executive officers, and one part-time employee. None of Guaranty Bank's employees are subject to a collective bargaining agreement, and management considers its relationship with its employees to be good.

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

LENDING ACTIVITIES

         The Bank's lending activities consist principally of commercial, consumer, real estate and agricultural loans. As of December 31, 2001 these categories accounted for approximately 17%, 8%, 46% and 29%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

         Types of Loans

         The following table sets forth Guaranty Bank's loan distribution as of the indicated dates (in thousands of dollars):


                                                         December 31,
                                                      -----------------
                                                       2001       2000
                                                      -------   -------
         Commercial, financial and agricultural       $15,148   $13,168
         Real estate                                   15,244    15,495
         Consumer                                       2,755     2,927
                                                      -------   -------

             Total                                    $33,147   $31,590
                                                      =======   =======


         Maturities

         The following table shows the maturity or repricing frequency of loans outstanding as of December 31, 2001 (in thousands of dollars).



         Maturity of fixed rate Loans:
             Within one year                                    $ 6,691
             After one but within five years                      8,651
             After five years                                     6,702
                                                                -------
         Total fixed rate loans                                  22,044

         Variable rate loans repricing at least quarterly        11,068
         Nonaccrual loans                                            35
                                                                -------

                Total loans                                     $33,147
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

         Nonperforming Loans

         The following table summarizes nonperforming loans as of the indicated dates (in thousands of dollars):


                                                              December 31,
                                                              ------------
                                                              2001   2000
                                                              ----   ----
         Nonaccrual loans                                     $ 35   $ 75
         Accruing loans past due 90 days or more                 1     38
         Restructured loans not included above                   0      0

         Loan Loss Experience

         The following table summarizes Guaranty Bank's loan loss experience for each of the last two (2) years (in thousands of dollars):


                                                                        December 31,
                                                                 -----------------------
                                                                    2001          2000
                                                                 ---------     ---------
         Balance at beginning of period                          $ 444,667     $ 333,364
         Charge-offs:
            Commercial, financial and agricultural                      --            --
            Consumer                                                22,764        14,783
                                                                 ---------     ---------
               Total Charge-offs                                    22,764        14,783
                                                                 ---------     ---------

         Recoveries:
            Commercial, financial and agricultural                      --            --
            Installment                                              4,370         8,086
                                                                 ---------     ---------
               Total Recoveries                                      4,370         8,086
                                                                 ---------     ---------

         Net charge-offs                                           (18,394)       (6,697)
         Provision charged (credited) to operations                 72,000       118,000
                                                                 ---------     ---------
         Balance at end of period                                  498,273       444,667
                                                                 =========     =========

         Ratio of net charge-offs to average loans outstanding         .06%          .02%


DEPOSITS

         The following table summarizes Guaranty Bank's outstanding deposits as of the indicated dates (in thousands of dollars):


                                                         December 31,
                                                      -----------------
                                                       2001      2000
                                                      -------   -------
         Noninterest-bearing demand deposits          $ 6,380   $ 6,907
         Interest-bearing demand deposits               8,057     6,529
         Savings deposits                               7,603     6,573
         Time deposits                                 18,669    18,993
                                                      -------   -------

              Total                                   $40,709   $39,002
                                                      =======   =======

         Maturities of time deposits of $100,000 or more outstanding as of December 31, 2001 are summarized as follows (in thousands of dollars):


                                                  Time Certificates of Deposit
                                                  ----------------------------
         3 months or less                                        $2,003
         Over 3 through 12 months                                 1,852
         Over 12 months                                             118
                                                                 ------
              Total                                              $3,973
                                                                 ======

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

         The following table sets forth the carrying amounts of investments in debt securities at the dates indicated (in thousands dollars):


                                                                   December 31,
                                                                 ---------------
                                                                  2001     2000
                                                                 ------   ------
         Available-for-Sale
         U.S. Treasury securities and obligations of other
             U.S. Government agencies and corporations           $1,018   $2,470
         Mortgage-backed bonds and collateralized
             mortgage obligations                                 5,253    5,148

         Held-to-Maturity
         Obligations of state and political subdivisions            391       --
         Agency for International Development Guaranteed Notes    1,380    1,505
                                                                 ------   ------
             Total                                               $8,042   $9,123
                                                                 ======   ======

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


                                                                                                  To Be Well
                                                                                                 Capitalized
                                                                                                 Under Prompt
                                                                             For Capital        Corrective Action
                                                         Actual           Adequacy Purposes        Provisions
                                                         ------           -----------------        ----------

                                                   Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                   ------      -----      ------      -----     ------      -----
AS OF DECEMBER 31, 2001
     Total Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................     $4,473       16.1%     $2,224        >8%     $2,780       >10%

     Tier I Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................     $4,123       14.8%     $1,112        >4%     $1,668        >6%

     Tier I Capital (to Average Assets)
     Guaranty Bank ...........................     $4,123        8.6%     $1,925        >4%     $2,407        >5%

AS OF DECEMBER 31, 2000
     Total Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................     $3,898       15.9%     $1,961        >8%     $2,451       >10%

     Tier I Capital (to Risk Weighted Assets):
     Guaranty Bank ...........................     $3,590       14.6%     $  981        >4%     $1,471        >6%

     Tier I Capital (to Average Assets)
     Guaranty Bank ...........................     $3,590        8.1%     $1,766        >4%     $2,208        >5%

     Restrictions on Transfers of Funds to Bancshares by the Bank. All of Bancshares' revenues, on an unconsolidated basis, including funds available for the payment of dividends and other operating expenses, are the result of dividends paid by the Bank. Bancshares is a legal entity separate and distinct from the Bank. Bancshares' ability to pay cash dividends is limited by Louisiana law. There also are statutory and regulatory limitations on the amount of dividends which may be paid to Bancshares by the Bank. Louisiana law restricts the amount available for cash dividends by state banks without approval by the Commissioner.

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

     Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires such federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2001 and 2000, the Bank was categorized as "well capitalized."

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

     Interstate Banking and Branching. Under the Interstate Banking Act, a bank holding company that is adequately capitalized and managed may obtain approval under the BHC ACT to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out- of-state banks. An out-of-state state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

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

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Bancshares held its Annual Meeting of Shareholders on an May 9, 2001. Matters submitted to a vote of security holders through the solicitation of proxies was the election of the Board of Directors. All Directors were reelected.

PART II

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for the Bancshares Common Stock. The Common Stock of Bancshares does not trade and has never traded on or through any exchange, established quotation or listing system or market-maker. Sales or exchanges of Bancshares Common Stock has been at a very minimum within the prior two years. There were twenty separate transactions in 2000 in which a total of 10,155 shares were purchased and sold for a price unknown to Bancshares. There were twelve separate transactions in 2001 which totaled 1,464 shares. These shares were sold and purchased at a price unknown to Bancshares. At December 31, 2001, the total 143,374 shares of Bancshares Common Stock were held of record by 553 shareholders. During the past three years, a cumulative total of $2.25 per share in dividends have been paid on the Bancshares Common Stock, $.25 per share declared in the fourth quarter of 1999, paid in January 2000, and $.50 per share declared in June and December 2000, and June and December 2001, paid in July 2000, January and July 2001, and January 2002.. See "Description of Business - Restrictions on Transfers of Funds to Bancshares by the Bank."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis of the financial condition and results of operations of Bancshares should be read in conjunction with the consolidated financial statements, accompanying footnotes, and other supplemental financial information appearing elsewhere in this Registration Statement.

2001 COMPARED WITH 2000

BALANCE SHEET

         Total assets increased to $46.7 million at December 31, 2001 from $43.7 million at December 31, 2000. Total loans increased by $1.5 million or 4.9%, to $33.1 million from $31.6 million at December 31, 2000, while securities decreased $1.1 million to $8 million at December 31, 2001, primarily in order to fund the increased loan volume.

         Total deposits increased by $1.7 million to $40.6 million at December 31, 2001, from $38.9 million at December 31, 2000. Non-interest bearing deposits decreased 7.7% compared to a 7% increase in interest bearing deposits. During 2001, shareholder's equity in Bancshares increased to $4.2 million from $3.5 million at December 31, 2000.

INCOME

         The income of Bancshares is attributable entirely to dividends from Guaranty Bank. Consolidated net income of Bancshares is determined by deduction of expenses incurred by Bancshares from the net income earned by Guaranty Bank. Before income taxes, income for the year ended December 31, 2001 increased to $1.03 million from $956 thousand during 2000. Bancshares consolidated net income was $677 thousand for the year ended December 31, 2001 from $631 thousand at year end 2000.

         Interest income decreased $32.8 thousand or by .89%, to $3.6 million for 2001, principally as a result of substantial reductions in the prime rate. Non-interest income totaled $389 thousand for the year ended December 31, 2001, an increase of 18% from $329 thousand for the year ended December 31, 2000, primarily as a result of the sale of bank property located in Jarreau, Louisiana.

EXPENSES

         Interest expense decreased $38.7 thousand from $1.37 million during 2000 to $1.33 million for the year ended December 31, 2001 primarily because of steadily decreasing rates on time deposits. Non-interest expense for the year ended December 31, 2001 totaled $1.59 million, an increase from $1.56 million for the year ended December 31, 2000.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         As a result of management's assessment of the adequacy of the allowance for possible loan losses, and due to the growth in loan volume, the Guaranty Bank loan loss allowance was increased at year-end 2001 to $498 thousand, or 1.50% of total loans, from $445 thousand, or 1.41% of total loans, at December 31, 2000.

 EARNING ASSET/INTEREST BEARING LIABILITIES YIELDS AND RATES

         Bancshares has no earning assets independent of Guaranty Bank, and no interest bearing liabilities. The average balances and yields for interest-bearing assets and interest-bearing liabilities of Guaranty Bank for 2001 and 2000 are as follows (in thousands of dollars):

                                                   Year Ended December 31, 2001              Year Ended December 31, 2000
                                                 ---------------------------------       ------------------------------------
                                                              Interest    Average                      Interest    Average
                                                  Average     Income/      Yield/         Average       Income/     Yield/
                                                  Balance     Expense       Rate          Balance       Expense      Rate
                                                 ---------   ---------    --------       ---------     ---------   ---------
INTEREST EARNING ASSETS:
    Real estate loans                            $  16,579   $   1,475       8.90%       $  16,227     $   1,459        8.99%
    Consumer loans                                   3,295         298       9.04%           3,091           289        9.35%
    Commercial and Industrial loans                 13,488       1,250       9.27%          10,392         1,148       11.05%
    U.S. Treasury and government agency
         securities                                  7,249         433       5.97%           8,811           558        6.33%
    Municipal securities                                15           0       2.88%              --            --          --
    Other securities (AID & TCD)                     2,598         112       4.31%           2,246           149        6.63%
Federal funds sold and securities sold
         under agreements to repurchase              1,901          73       3.84%           1,175            71        6.04%

                                                 $  45,125   $   3,641       8.07%       $  41,942     $   3,674        8.76%
                                                 =========                               =========

Interest-bearing liabilities:
    Interest-bearing transaction accounts        $   9,333   $     208       2.23%       $   7,530     $     187        2.48%
    Money market deposits                            1,297          30       2.31%           1,210            24        1.98%
    Savings deposits                                 5,936         130       2.19%           5,799           130        2.24%
    Time deposits                                   18,804         891       4.74%          18,123           947        5.23%
    Federal funds purchased and securities
         purchased under agreements to resell           25           1       4.00%             354            21        5.93%
    FHLB Borrowings                                  1,131          74       6.54%             850            64        7.53%

         Total interest-bearing liabilities      $  36,526   $   1,334       3.65%       $  33,866     $   1,373        4.05%
                                                 =========   ---------     ------         =========     ---------   ---------

Net interest income                                          $   2,307                                 $   2,301
                                                             =========                                 =========


Net interest margin                                                          4.42%                                      4.71%
                                                                           ======                                  =========

VOLUME/RATE ANALYSIS

         The changes in components of net interest income caused by changes in average earning asset and liability volumes and changes in rates for 2001 and 2000 are as follows (in thousands of dollars):



                                                      2001 Compared to 2000              2000 Compared to 1999
                                                  ------------------------------      -----------------------------
                                                  Volume         Rate       Net       Volume        Rate        Net
                                                  ------         ----     ------      ------        ----       ----
INTEREST EARNING ASSETS:
    Real estate loans                             $   31         (15)     $   16      $   65          60       $ 125
    Consumer loans                                    19         (10)          9          10           3          13
    Commercial and Industrial loans                  342        (240)        102         398         131         529
    U.S. Treasury and government agency
         securities                                  (99)        (26)       (125)       (122)         20        (102)
    Municipal securities                               0           0           0           0           0           0
Other securities                                      23         (60)        (37)        (58)         30         (28)
    Federal funds sold and securities sold
         under agreements to repurchase               44         (42)          2          30          14          44

         Total earning assets                        360        (393)        (33)        323         258         581

INTEREST-BEARING LIABILITIES:
    Interest-bearing transaction accounts             44         (23)         21          11          26          37
    Money market deposits                              2           4           6           3           0           3
    Savings deposits                                   3          (3)          0         (16)          1         (15)
    Time deposits                                     36         (92)        (56)         57         125         182
Federal funds purchased and securities
         purchased under agreements to resell        (20)          0         (20)         13           2          15
FHLB Borrowings                                       21         (11)         10         (10)          0         (10)

         Total interest-bearing liabilities           86        (125)        (39)         58         154         212
Net interest income                                  274        (268)          6         265         104         369

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

RETURN ON EQUITY AND ASSETS

         The return on equity and assets by Bancshares and Guaranty Bank for the years ending December 31, 2001 and 2000 are as follows:


                                           2001                            2000
                                  -------------------------      -------------------------
                                  Guaranty                       Guaranty
                                    Bank         Bancshares        Bank         Bancshares
                                  --------       ----------      --------       ----------
Return on average assets            1.44%          17.19%          1.45%          19.63%
Return on average equity           17.67%          17.25%         20.15%          19.70%
Dividend payout ratio              23.86%          21.17%         25.19%          22.72%
Average equity to
  average assets                    8.17%          99.70%          7.22%          99.63%

----------

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                    CONTENTS


                                                                         Page
                                                                        -------
INDEPENDENT AUDITORS' REPORT                                                 15

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      December 31, 2001 and 2000                                        16 - 17

CONSOLIDATED STATEMENTS OF INCOME
      Years ended December 31, 2001, 2000 and 1999                      18 - 19

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      Years ended December 31, 2001, 2000 and 1999                      20 - 21

CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended December 31, 2001, 2000 and 1999                      22 - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              24 - 44

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Great Guaranty Bancshares, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Guaranty Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years during the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ [ILLEGIBLE]

Baton Rouge, Louisiana
January 11, 2002

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS


                                                          2001             2000
                                                       -----------     -----------
Cash and due from banks                                $ 1,996,825     $ 1,643,993
Federal funds sold                                         975,000         450,000
                                                       -----------     -----------
  Cash and cash equivalents                              2,971,825       2,093,993

Interest-bearing time deposits with banks                1,782,527          99,062

Investment securities
  Available-for-sale                                     6,271,177       7,618,082
  Held-to-maturity                                       1,771,122       1,504,783

Investments in restricted equity securities                206,700         203,300

Loans receivable, net of allowance for loan losses
of $498,273 and $444,667, respectively                  32,648,270      31,144,540

Accrued interest receivable                                452,142         466,491

Premises and equipment, net                                546,198         568,772

Other assets                                                68,971          50,423
                                                       -----------     -----------


  TOTAL ASSETS                                         $46,718,932     $43,749,446
                                                       ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       LIABILITIES AND STOCKHOLDERS'EQUITY


                                                             2001             2000
                                                          ------------     ------------
LIABILITIES
 Demand deposits                                          $  6,308,785     $  6,835,597
 Savings and NOW deposits                                   15,660,009       13,101,730
 Time deposits, $100,000 and over                            3,972,977        3,494,749
 Other time deposits                                        14,695,586       15,498,073
                                                          ------------     ------------
           Total deposits                                   40,637,357       38,930,149

 Notes payable                                               1,598,908          788,707
 Accrued expenses and other liabilities                        241,944          429,128
 Federal funds purchased and securities sold
    under agreements to repurchase                                  --            6,214
 Dividends payable                                              71,687           71,687
                                                          ------------     ------------
           Total liabilities                                42,549,896       40,225,885
                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES                                       --               --


STOCKHOLDERS' EQUITY
 Common Stock - $7.50 par value, 500,000 shares
     authorized; 143,374 shares issued and outstanding       1,075,305        1,075,305
 Additional paid-in capital                                  2,411,471        2,411,471
 Retained earnings                                             636,719          102,908
 Accumulated other comprehensive income (loss)                  45,541          (66,123)
                                                          ------------     ------------
           Total stockholders' equity                        4,169,036        3,523,561
                                                          ------------     ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 46,718,932     $ 43,749,446
                                                          ============     ============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 1 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          2001           2000           1999
                                                       ----------     ----------     ----------
INTEREST INCOME
  Interest and fees on loans                             $3,023,244     $2,895,877     $2,230,257
  Interest on investment securities                         499,842        679,561        752,973
  Interest on federal funds sold                             72,967         71,350         26,657
  Interest on deposits with banks                            45,180         27,289         83,046
                                                         ----------     ----------     ----------
    Total interest income                                 3,641,233      3,674,077      3,092,933
                                                         ----------     ----------     ----------

INTEREST EXPENSE
  Interest on deposits                                    1,259,415      1,288,173      1,081,152
  Interest on notes payable                                  73,494         64,031         73,978
  Interest on federal funds purchased and securities
   sold under agreements to repurchase                        1,073         20,515          5,837
                                                         ----------     ----------     ----------
    Total interest expense                                1,333,982      1,372,719      1,160,967
                                                         ----------     ----------     ----------


NET INTEREST INCOME                                       2,307,251      2,301,358      1,931,966

  Provision for loan losses                                  72,000        118,000         81,700
                                                         ----------     ----------     ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               2,235,251      2,183,358      1,850,266
                                                         ----------     ----------     ----------

NON-INTEREST INCOME
  Service fees on deposits                                  245,475        238,538        251,672
  Other income                                              143,464         90,817         87,551
                                                         ----------     ----------     ----------
    Total non-interest income                               388,939        329,355        339,223
                                                         ----------     ----------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 2 OF 2
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                          2001            2000           1999
                                        ----------     ----------     ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits        $  859,081     $  796,149     $  855,473
  Occupancy expense                        202,658        229,124        205,143
  Data processing fees                     108,413        106,426        110,953
  Legal fees                                 6,633          7,070         78,739
  Other expense                            413,222        417,599        379,408
                                        ----------     ----------     ----------
     Total non-interest expense          1,590,007      1,556,368      1,629,716
                                        ----------     ----------     ----------

INCOME BEFORE TAXES                      1,034,183        956,345        559,773

  Income tax expense                       356,998        325,225        206,215
                                        ----------     ----------     ----------

NET INCOME                                 677,185        631,120        353,558
                                        ==========     ==========     ==========

PER COMMON SHARE DATA:

   NET INCOME                           $     4.72     $     4.40     $     2.47
                                        ==========     ==========     ==========
   CASH DIVIDENDS DECLARED              $     1.00     $     1.00     $     0.25
                                        ==========     ==========     ==========
      Average shares outstanding           143,374        143,374        143,374
                                        ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                                 Common Stock
                                                             ----------------------
                                                             Shares        Amount
                                                             -------     ----------
BALANCE, DECEMBER 31, 1998                                   143,374     $1,075,305
 Comprehensive income:
  Net income                                                      --             --
  Net change in unrealized gain (loss) on securities
    available-for-sale, net of taxes of ($124,681)                --             --
 Comprehensive income                                             --             --

  Dividends declared                                              --             --
                                                             -------      ---------
BALANCE, DECEMBER 31, 1999                                   143,374      1,075,305
 Comprehensive income:
  Net income                                                      --             --
  Net change in unrealized gain (loss) on securities
    available-for-sale, net of taxes of ($73,968)                 --             --
 Comprehensive income                                             --             --

  Dividends declared                                              --             --
                                                             -------      ---------

BALANCE, DECEMBER 31, 2000                                   143,374      1,075,305
 Comprehensive income:
  Net income                                                      --             --
  Net change in unrealized gain (loss) on securities
    available-for-sale, net of taxes of ($57,524)                 --             --
 Comprehensive income                                             --             --

  Dividends declared                                              --             --
                                                             -------      ---------

BALANCE, DECEMBER 31, 2001                                   143,374     $1,075,305
                                                             =======     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                         Retained          Accumulated
    Additional           Earnings             Other             Total
     Paid-in           (Accumulated)      Comprehensive      Stockholders'
     Capital             (Deficit)         Income(loss)         Equity
------------------     -------------      -------------      --------------
$        2,411,471     $    (702,553)     $      32,321      $    2,816,544
                                                             --------------
                --           353,558                 --             353,558

                --                --           (242,029)           (242,029)
                                                             --------------
                --                --                 --             111,529
                                                             --------------
                --           (35,843)                --             (35,843)
------------------     -------------      -------------      --------------
         2,411,471          (384,838)          (209,708)          2,892,230
                                                             --------------
                --           631,120                 --             631,120

                --                --            143,585             143,585
                                                             --------------
                --                --                 --             774,705
                                                             --------------
                --          (143,374)                --            (143,374)
------------------     -------------      -------------      --------------
         2,411,471           102,908            (66,123)          3,523,561
                                                             --------------
                --           677,185                 --             677,185

                --                --            111,664             111,664
                                                             --------------
                --                --                 --             788,849
                                                             --------------
                --          (143,374)                --            (143,374)
------------------     -------------      -------------      --------------
$        2,411,471     $     636,719      $      45,541      $    4,169,036
==================     =============      =============      ==============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 1 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                                            2001            2000              1999
                                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   677,185      $   631,120      $   353,558
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                          101,185          110,719          110,633
      Provision for loan losses                                              72,000          118,000           81,700
      Deferred income tax (benefit) expense                                 (20,982)         (32,371)          57,578
      Net amortization on investment premium\discounts                       23,064           32,897           61,229
      Stock dividends received                                              (10,203)         (18,469)         (12,500)
      Net gain on sale of other real estate                                      --           (8,958)          (2,046)
      Net investment securities gains                                            --           (2,028)            (491)
      Net gain on sale of fixed assets                                      (58,531)          (6,583)              --
      (Increase) decrease in accrued income and other assets                168,858         (108,583)         (91,174)
      (Decrease) increase in accrued expenses and other liabilities        (344,988)         248,981          (61,453)
                                                                        -----------      -----------      -----------

        Net cash provided by operating activities                           607,588          964,725          497,034
                                                                        -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales/maturities/principal
      paydowns of investment securities:
      Available-for-sale                                                  4,165,979        1,829,327        5,753,152
      Held-to-maturity                                                      124,229          123,833               --
      Redemption of restricted equity securities                              6,803           54,767               --
  Purchase of investment securities
    Available-for-sale                                                   (2,730,474)        (484,948)      (2,000,000)
    Held-to-maturity                                                       (390,568)              --               --
  Net change in:
    Interest-bearing deposits with banks                                 (1,683,465)         693,346        1,383,223
    Loans                                                                (1,575,730)      (5,690,425)      (3,757,440)
  Purchase of equipment and building improvements                           (95,379)        (209,768)         (12,722)
  Proceeds from sale of other real estate                                        --           25,000           20,000
  Proceeds from sale of fixed assets                                         75,300           11,164               --
                                                                        -----------      -----------      -----------
      Net cash provided by (used in) investing activities                (2,103,305)      (3,647,704)       1,386,213
                                                                        -----------      -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA
                                                                     PAGE 2 OF 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                            2001             2000             1999
                                                         -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing
    demand, savings, and NOW accounts                   $ 2,037,196      $   784,751      $(1,130,308)
  Net increase (decrease) in time deposits                 (324,260)       2,070,648          (22,321)
  Payments on notes payable to banks                       (189,799)        (138,246)        (128,274)
  Proceeds from FHLB borrowings                           1,000,000               --               --
  Net changes in federal funds purchased and
    securities sold-repurchase agreement                     (6,214)           6,214         (600,000)
  Dividends paid                                           (143,374)        (107,532)         (35,843)
                                                         -----------      -----------      -----------

  Net cash provided by (used in) financing activities      2,373,549        2,615,835       (1,916,746)
                                                         -----------      -----------      -----------
  Net increase (decrease) in cash and cash equivalents       877,832          (67,144)         (33,499)

  Cash and cash equivalents - beginning of year            2,093,993        2,161,137        2,194,636
                                                         -----------      -----------      -----------

  Cash and cash equivalents - end of year                $ 2,971,825      $ 2,093,993      $ 2,161,137
                                                         ===========      ===========      ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:

   Interest                                              $ 1,361,694      $ 1,352,093      $ 1,229,141
                                                         ===========      ===========      ===========

   Income taxes                                          $   392,000      $   160,000      $   142,000
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

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guaranty Bank and Trust Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

          Most of the Bank's activities are with customers located within Pointe Coupee Parish, located in South Central Louisiana. Note 2 discusses the types of securities that the Bank holds, while Note 3 discusses the types of lending in which the Bank engages. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon regional economic conditions and conditions in the agricultural industry.

          INVESTMENT IN DEBT SECURITIES

          Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

          LOANS RECEIVABLE

          The Bank grants mortgage, commercial, agricultural, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Pointe Coupee Parish. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate, agricultural production and general economic conditions in this immediate and surrounding area.

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

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          LOANS RECEIVABLE  (continued)

          All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES

     Debt and equity securities consisted of the following:


                                                    December 31, 2001
                                 -------------------------------------------------------
                                                  Gross          Gross
                                  Amortized    Unrealized      Unrealized       Fair
                                     Cost         Gains          Losses         Value
                                 -----------   -----------    -----------    -----------
Available-for-Sale
  U.S. Treasury & U. S. Agency   $ 1,000,000   $    18,415    $        --    $ 1,018,415
  Mortgage-backed securities       5,202,176        56,904         (6,318)     5,252,762
                                 -----------   -----------    -----------    -----------
                                 $ 6,202,176   $    75,319    $    (6,318)   $ 6,271,177
                                 ===========   ===========    ===========    ===========
Held-to-Maturity
  Tax exempt municipals          $   390,568   $     5,394    $        --    $   395,962
  Agency for International
      Development bonds            1,380,554            --       (140,249)     1,240,305
                                 -----------   -----------    -----------    -----------
                                 $ 1,771,122   $     5,394    $  (140,249)   $ 1,636,267
                                 ===========   ===========    ===========    ===========
Investments in Restricted
  Equity Securities
Stock in Federal Home
  Loan Bank, at cost             $   206,700   $        --      $      --    $   206,700
                                 ===========   ===========    ===========    ===========



                                                    December 31, 2000
                                 -------------------------------------------------------
                                                  Gross          Gross
                                  Amortized    Unrealized      Unrealized       Fair
                                     Cost         Gains          Losses         Value
                                 -----------   -----------    -----------    -----------

Available-for-Sale
  U.S. Treasury & U. S. Agency   $ 2,486,470   $        845    $   (16,850)   $ 2,470,465
  Mortgage-backed securities       5,231,798         14,728        (98,909)     5,147,617
                                 -----------    -----------    -----------    -----------
                                 $ 7,718,268    $    15,573    $  (115,759)   $ 7,618,082
                                 ===========    ===========    ===========    ===========
Held-to-Maturity
  Agency for International
      Development bonds          $ 1,504,783   $         --    $    (1,481)   $ 1,503,302
                                 -----------    -----------    -----------    -----------
                                 $ 1,504,783    $        --    $    (1,481)   $ 1,503,302
                                 ===========    ===========    ===========    ===========

Investments in Restricted
  Equity Securities
  Stock in Federal Home
      Loan Bank, at cost         $   203,300   $         --      $      --    $   203,300
                                 ===========   ============    ===========    ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES  (continued)

     Gross realized gains and losses on sales of securities were as follows:

                          Gains       Losses
                        ---------     --------
2001                    $    --        $   --
2000                      2,028           547
1999                        491            --

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

     The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized      Fair
                                                            Cost        Value
                                                         ----------   ----------
Due in one year or less                                  $  145,034   $  147,738
Due from one year to five years                           1,933,304    1,970,549
Due from five years to ten years                          1,253,709    1,246,761
Due after ten years                                       4,641,251    4,542,964
                                                         ----------   ----------
                                                         $7,973,298   $7,908,012
                                                         ==========   ==========

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     Investment securities with an approximate cost of $5,618,000 and $5,978,000 and an approximate fair value of $5,621,000 and $5,920,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    LOANS

      The components of loans in the consolidated statements of financial condition at December 31, were as follows:


                                              (In Thousands)
                                         ------------------------
                                           2001          2000
                                         ----------    ----------
Construction                             $    1,749    $       95
Commercial                                    5,762         4,871
Commercial real estate                        2,781         1,787
Residential real estate                      10,712        13,613
Consumer                                      2,756         2,927
Agricultural                                  9,386         8,297
Less:  Allowance for loan losses               (498)         (445)
                                         ----------    ----------
    Loans, net                           $   32,648    $   31,145
                                         ==========    ==========

      An analysis of the change in the allowance for loan losses follows:


                                               2001         2000        1999
                                            ---------    ---------    ---------
Balance, beginning of year                  $ 444,667    $ 333,364    $ 273,524
Loans charged-off                             (22,764)     (14,783)     (26,109)
Recoveries                                      4,370        8,086        4,249
Provision for loan losses                      72,000      118,000       81,700
                                            ---------    ---------    ---------
Balance, end of year                        $ 498,273    $ 444,667    $ 333,364
                                            =========    =========    =========

     Impaired loans having recorded investments of $34,566 and $74,991 at December 31, 2001 and 2000, respectively, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No.
     118. The average recorded investment in impaired loans for 2001 and 2000 was approximately $55,000 and $59,000, respectively. Allowance for loan loss related to these loans was approximately $1,700 and $ -0- at December 31, 2001 and 2000. No interest income was recognized on these loans during the period that these loans were considered to be impaired. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

4.   TIME DEPOSITS

     At December 31, 2001, the scheduled maturities of time deposits are as follows: (in thousands)


      2002                      $17,388
      2003                        1,117
      2004                           77
      2005                           41
      2006                           46
                                -------
                                $18,669
                                =======

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   PREMISES AND EQUIPMENT

     Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2001 and 2000 were as follows:



                                     2001         2000
                                  ----------   ----------
Cost:
   Land                           $  236,230   $  249,730
   Buildings                       1,244,896    1,367,311
   Furniture and equipment           826,868      766,413
                                  ----------   ----------
Total cost                         2,307,994    2,383,454
Less:  accumulated depreciation   (1,761,796)  (1,814,682)
                                  ----------   ----------
   Net book value                 $  546,198   $  568,772
                                  ==========   ==========

     Depreciation expense amounted to $101,185, $110,719, and $110,633 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.   NOTES PAYABLE

     The Bank is eligible to borrow funds from the Federal Home Loan Bank under an Advances, Collateral Pledge and Security Agreement dated April 20, 1994. Under this agreement, the Bank can receive advances up to a maximum amount, based on the value of collateral pledged as determined by FHLB guidelines. Each advance has a fixed rate, determined as of the date of the advance, and a repayment term of 60-132 months. All advances are secured by a blanket floating lien on all of the Bank's 1-4 residential single family first mortgage loans, Federal Home Loan Bank stock and deposits with the Federal Home Loan Bank.

     Scheduled future principal payments of advances outstanding as of December 31, 2001 are as follows:


2002                                            $      351,411
2003                                                   364,682
2004                                                   358,908
2005                                                   347,194
2006                                                   176,713
                                                --------------
                                                $    1,598,908
                                                ==============


     The weighted average interest rate of all advances outstanding as of December 31, 2001 was 5.83%. Interest expense on these advances amounted to $73,494, $64,031 and $73,978 for 2001, 2000 and 1999, respectively.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   INCOME TAXES

     The Company and the subsidiary Bank file a consolidated income tax return. The reasons for the differences between the statutory federal income tax rates and the effective tax rates applied to income before income taxes and are summarized as follows:


                                            2001                   2000                   1999
                                    -------------------   --------------------   ---------------------
                                    Amount          %      Amount          %      Amount          %
                                    ------        -----   --------       -----   -------       -----
     Tax based on statutory rate   $351,626       34.0%   $325,225       34.0%   $190,323       34.0%
     Other                            5,372        0.5          --         --      15,892        2.8
                                   --------       ----    --------       ----    --------       ----
     Effective tax rates           $356,998       34.5%   $325,225       34.0%   $206,215       36.8%
                                   ========       ====    ========       ====    ========       ====

     Components of the net deferred tax liability which is included in accrued expenses and other liabilities on the accompanying statements of condition are as follows at December 31:


                                                                 2001          2000
                                                               ---------    ---------
     Liabilities
          Depreciation on premises and equipment               $  (1,100)   $  (3,400)
          Stock dividends on investments                         (22,938)     (22,569)
          Unrealized investment gains on available-for-sale      (23,460)          --

          Allowance for loan losses                             (103,638)    (128,118)
                                                               ---------    ---------
              Gross deferred tax liability                      (151,136)    (154,087)
                                                               ---------    ---------

     Assets
          Unrealized investment losses on available-for-sale          --       34,063
                                                               ---------    ---------

              Net deferred tax liability                       $(151,136)   $(120,024)
                                                               =========    =========


     The consolidated provision for income taxes is summarized as follows:



                                           2001        2000         1999
                                        ---------    ---------    ---------
     Taxes payable currently            $ 377,991    $ 357,596    $ 148,637
     Deferred tax expense  (benefit)      (20,993)     (32,371)      57,578
                                        ---------    ---------    ---------

                                        $ 356,998    $ 325,225    $ 206,215
                                        =========    =========    =========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     RELATED PARTIES

       Certain officers, directors, and their affiliates were indebted to the Bank in the aggregate amounts of $2,261,064 and $1,236,490 at December 31, 2001 and 2000, respectively. During 2001 and 2000, $2,169,986 and
       $673,447 of new loans and advances were made, and loan repayments totaled $1,145,412 and $951,721, respectively.

       As of December 31, 2001 and 2000, related party deposits were approximately $2,378,000 and $1,756,000, respectively.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    REGULATORY MATTERS  (continued)

       As of December 31, 2001, the most recent notification from the Louisiana Office of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category. Categorization criteria are based on maintenance of minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table (in thousands):

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                          For Capital                Prompt Corrective
                                               Actual:                Adequacy Purposes:            Action Provisions:
                                         ------------------         ----------------------       -------------------------
                                         Amount       Ratio         Amount          Ratio         Amount           Ratio
                                         ------       -----         ------          -----         ------           -----
As of December 31, 2001:
       Total Capital
         (to Risk Weighted Assets)         $ 4,473      16.1%        $ 2,224   > or = to 8.0%       $2,780    > or = to 10.0%

       Tier I Capital
         (to Risk Weighted Assets)           4,123      14.8%          1,112   > or = to 4.0%        1,668    > or = to 6.0%

       Tier I Capital
         (to Average Assets)                 4,123       8.6%          1,925   > or = to 4.0%        2,407    > or = to 5.0%

As of December 31, 2000:
       Total Capital
         (to Risk Weighted Assets)         $ 3,898      15.9%        $ 1,961   > or = to 8.0%       $2,451    > or = to 10.0%

       Tier I Capital
         (to Risk Weighted Assets)           3,590      14.6%            981   > or = to 4.0%        1,471    > or = to 6.0 %


       Tier I Capital
         (to Average Assets)                 3,590       8.1%          1,766   > or = to 4.0%        2,208    > or = to 5.0%

11.    RESTRICTIONS ON DIVIDENDS

       Federal and state banking regulations place certain restrictions on dividends paid by the Bank. The total amount of dividends which may be paid at any date is generally limited to the current year's net profits plus the prior year's retained net profits. As of December 31, 2001, amounts available for dividends were approximately $530,000.

       In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    EMPLOYEE BENEFITS

       The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Bank matches employee contributions dollar for dollar up to 3% of the employees' base compensation. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2001, 2000 and 1999, expense attributable to the Plan amounted to $21,544, $21,625 and $23,346, respectively.

13.    OFF-BALANCE SHEET ACTIVITIES

       Credit-Related Financial Instruments. The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

       The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

       At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk: (in thousands)


                                                           2001        2000
                                                          ------     ------
     Unfunded commitments under lines of credit           $2,345     $5,565
     Credit card arrangements                                633        410
     Commercial and standby letters of credit                152        152

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

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

       Accrued interest: The carrying amounts of accrued interest approximate fair value.

       The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                              December 31, 2001                December 31, 2000
                                            ---------------------           ----------------------
                                            Carrying        Fair            Carrying         Fair
                                             Amount         Value            Amount          Value
                                            --------        -----           --------         -----
                                                 (in thousands)                 (in thousands)
Financial assets:
  Cash and due from banks,
     interest-bearing deposits with
     banks, and federal funds sold          $ 4,754         $ 4,754         $ 2,193         $ 2,193
  Securities available-for-sale               6,272           6,272           7,618           7,618
  Securities held-to-maturity                 1,771           1,636           1,505           1,503
  Restricted equity securities                  207             207             203             203
  Loans receivable                           32,648          34,393          31,144          32,305
  Accrued interest receivable                   452             452             466             466
Financial liabilities:
  Deposit liabilities                        40,637          40,907          38,930          38,964
  Long-term debt                              1,599           1,678             789             877
  Short-term borrowings                          --              --               6               6

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.   BANK ONLY FINANCIAL STATEMENTS

                                                                     PAGE 1 OF 2
                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                        2001           2000
                                                     -----------     -----------
Cash and due from banks                              $ 1,996,825     $ 1,643,993
Federal funds sold                                       975,000         450,000
                                                     -----------     -----------
  Cash and cash equivalents                            2,971,825       2,093,993

Interest-bearing time deposits with banks              1,782,527          99,062
Investment securities
  Available-for-sale                                   6,271,177       7,618,082
  Held-to-maturity                                     1,771,122       1,504,783
Investments in restricted equity securities              206,700         203,300
Loans, net of allowance for loan losses               32,648,270      31,144,540
Accrued interest receivable                              452,142         466,491
Premises and equipment, net                              546,198         568,772
Other assets                                              68,971          50,423
                                                     -----------     -----------

    TOTAL ASSETS                                     $46,718,932     $43,749,446
                                                     ===========     ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS (CONTINUED)

                                                                     PAGE 2 OF 2

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         2001              2000
                                                     ------------      ------------
LIABILITIES
  Demand deposits                                    $  6,380,478      $  6,907,430
  Savings and NOW deposits                             15,660,009        13,101,730
  Time deposits, $100,000 and over                      3,972,977         3,494,749
  Other time deposits                                  14,695,586        15,498,073
                                                     ------------      ------------
    Total deposits                                     40,709,050        39,001,982

  Notes payable                                         1,598,908           788,707
  Accrued expenses and other liabilities                  241,944           429,128
  Federal funds purchased and securities sold
    under agreements to repurchase                             --             6,214
                                                     ------------      ------------
    Total liabilities                                  42,549,902        40,226,031
                                                     ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES                         --                --

STOCKHOLDER'S EQUITY
  Common stock - $7.50 par value, 200,000 shares
    authorized; 96,242 shares issued
    and outstanding                                       721,815           721,815
  Additional paid-in capital                            5,215,613         5,208,217
  Accumulated deficit                                  (1,813,939)       (2,340,494)
  Accumulated other comprehensive income (loss)            45,541           (66,123)
                                                     ------------      ------------
    Total stockholder's equity                          4,169,030         3,523,415
                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 46,718,932      $ 43,749,446
                                                     ============      ============

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS (CONTINUED)
                                                                     PAGE 1 OF 2

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                           2001           2000          1999
                                                         ----------     ----------     ----------
INTEREST INCOME
  Interest and fees on loans                             $3,023,244     $2,895,877     $2,230,257
  Interest on investment securities                         499,842        679,561        752,973
  Interest on federal funds sold                             72,967         71,350         26,657
  Interest on deposits with banks                            45,180         27,289         83,046
                                                         ----------     ----------     ----------
    Total interest income                                 3,641,233      3,674,077      3,092,933
                                                         ----------     ----------     ----------

INTEREST EXPENSE
  Interest on deposits                                    1,259,415      1,288,173      1,081,152
  Interest on notes payable                                  73,494         64,031         73,978
  Interest on federal funds purchased and securities
   sold under agreements to repurchase                        1,073         20,515          5,837
                                                         ----------     ----------     ----------
    Total interest expense                                1,333,982      1,372,719      1,160,967
                                                         ----------     ----------     ----------

NET INTEREST INCOME                                       2,307,251      2,301,358      1,931,966

  Provision for loan losses                                  72,000        118,000         81,700
                                                         ----------     ----------     ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               2,235,251      2,183,358      1,850,266
                                                         ----------     ----------     ----------

NON-INTEREST INCOME
  Service fees on deposits                                  245,475        238,538        251,672
  Other income                                              143,464         90,817         87,551
                                                         ----------     ----------     ----------
    Total non-interest income                               388,939        329,355        339,223
                                                         ----------     ----------     ----------

                            GREAT GUARANTY BANCSHARES
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS (CONTINUED)
                                                                    PAGE 2 OF 2

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                 2001                 2000                 1999
                                                                               ---------            ---------            ---------
NON-INTEREST EXPENSES

  Salaries and employee benefits                                               $ 859,081            $ 796,149            $ 855,473
  Occupancy expense                                                              202,658              229,124              205,143
  Data processing fees                                                           108,413              106,426              110,953
  Legal fees                                                                       4,332                5,361                6,451
  Other expense                                                                  393,757              399,615              359,134
                                                                               ---------            ---------            ---------
     Total non-interest expense                                                1,568,241            1,536,675            1,537,154
                                                                               ---------            ---------            ---------

INCOME BEFORE TAXES                                                            1,055,949              976,038              652,335

  Income tax expense                                                             364,394              331,917              245,930
                                                                               ---------            ---------            ---------

NET INCOME                                                                     $ 691,555            $ 644,121            $ 406,405
                                                                               =========            =========            =========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   PARENT ONLY FINANCIAL STATEMENTS

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                                 2001            2000
                                                              -----------     -----------
Cash in subsidiary bank                                            71,693          71,833
Investment in subsidiary                                        4,169,030       3,523,415
                                                              -----------     -----------
    Total Assets                                              $ 4,240,723     $ 3,595,248
                                                              ===========     ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued dividends payable                                          71,687          71,687
                                                              -----------     -----------
    Total Liabilities                                              71,687          71,687
                                                              -----------     -----------
Common stock - $7.50 par value; 500,000 shares
  authorized; 143,374 shares issued and outstanding             1,075,305       1,075,305
Additional paid-in capital                                      2,411,471       2,411,471
Retained Earnings                                                 636,719         102,908
Accumulated other comprehensive income (loss)                      45,541         (66,123)
                                                              -----------     -----------
    Total Stockholders' Equity                                  4,169,036       3,523,561
                                                              -----------     -----------
    Total Liabilities and Stockholders' Equity                $ 4,240,723     $ 3,595,248
                                                              ===========     ===========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. PARENT ONLY FINANCIAL STATEMENTS (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                               2001                 2000                 1999
                                                                             ---------            ---------            ---------
INCOME
  Dividends received from subsidiary bank                                      165,000              162,244              128,343
                                                                             ---------            ---------            ---------
EXPENSES
  Legal fees                                                                     2,301                1,710               72,287
  Other expenses                                                                19,465               17,983               20,274
                                                                             ---------            ---------            ---------
                                                                                21,766               19,693               92,561
                                                                             ---------            ---------            ---------
INCOME BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                                                143,234              142,551               35,782

  Equity in undistributed earnings
    of subsidiary                                                              526,555              481,877              278,061
                                                                             ---------            ---------            ---------

  INCOME BEFORE TAXES                                                          669,789              624,428              313,843

  Income tax benefit                                                             7,396                6,692               39,715
                                                                             ---------            ---------            ---------

  NET INCOME                                                                 $ 677,185            $ 631,120            $ 353,558
                                                                             =========            =========            =========

                         GREAT GUARANTY BANCSHARES, INC.
                              NEW ROADS, LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. PARENT ONLY FINANCIAL STATEMENTS (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                                          2001                 2000                 1999
                                                                        --------             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES                                   $ 677,185            $ 631,120            $ 353,558
  Net income
  Adjustments to reconcile net income to
    cash provided by operating activities:
  Equity in undistributed earnings
    of subsidiary                                                       (526,555)            (481,877)            (278,061)
  Changes in operating assets and liabilities:
    Accrued interest payable                                                  --                   --                   --
  Income tax benefit                                                      (7,396)              (6,692)             (39,714)
                                                                       ---------            ---------            ---------
  Cash provided by operating activities                                  143,234              142,551               35,783
                                                                       ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                        (143,374)            (107,532)             (35,843)
                                                                       ---------            ---------            ---------
    Cash used in financing activities                                   (143,374)            (107,532)             (35,843)
                                                                       ---------            ---------            ---------
  Net increase (decrease) in cash                                           (140)              35,019                  (60)

  Cash - beginning of year                                                71,833               36,814               36,874
                                                                       ---------            ---------            ---------
  Cash - end of year                                                   $  71,693            $  71,833            $  36,814
                                                                       =========            =========            =========

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


PART III

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

         The directors of Bancshares are as follows:

         Joseph L. Dabadie, Jr., age 75, has been a director since 1993. Mr. Dabadie retired from the U.S. Army in 1988 with the rank of Brigadier General, and since his retirement has worked as a safety director for Reliable Production, Inc.

         Dr. Donald W. Doucet, age 45, was elected a director in 1998. Dr. Doucet has been a practicing physician since 1985 specializing in Internal Medicine.

         Craig A. Major, age 54, has been a director since 1993. Mr. Major has been a cattle rancher for over twenty-five years. Mr. Major also oversees various personal and family real-estate properties.

         Sylvester Muckelroy, age 76, was elected a director in 1998. Mr. Muckelroy retired from the Pointe Coupee Parish School Board in 1988. Mr. Muckelroy is the Mayor of the City of New Roads and is currently serving his second term.

         H.T. Olinde, Jr., age 73, was a founder of Guaranty Bank in 1957 and serves as Chairman of the Board. Mr. Olinde served as a director from 1957 until his resignation in 1984 and was re-elected director in 1993. Mr. Olinde is a shareholder and executive officer of B. Olinde & Sons, Inc., which owns and operates retail furniture stores, a wholesale beer distributorship, and various property interests.

         J. Layne Orillion, age 56, has been a director since 1993. Mr. Orillion is President and owner of Lo-Vac, Inc., which he founded in 1982.

         F. Gregory Roy, age 50, has been a director since 1993. Mr. Roy has been a 50% owner of P & G Farms, Inc. and has been in farming since 1978.

         Michael Chad Soprano, age 37, has been a director since 2000. Mr. Soprano owns and operates Soprano's Grocery in Livonia, Louisiana.

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

EXECUTIVE OFFICERS

         The executive officers of Guaranty Bank are as follows:

         Beverly B. David, age 58 has served as Senior Vice-President since May 1999 and Head of Bank Operations since 1989. Mrs. David also serves as the Bank's Cashier and Security Officer, and as Assistant Treasurer of Bancshares.

         Mark Major, age 46, has been employed at Guaranty Bank since March 1998 when he was hired as an Agricultural Lender. He has served as Head of Lending and Compliance Officer since 1999.

         J. Wade O'Neal, III, age 45, has served as the Bank's President and Chief Executive Officer and as a Director of Guaranty Bank since May 1999. He has been employed by Guaranty Bank for nineteen years. Mr. O'Neal also serves as Treasurer and Authorized Representative of Bancshares.

         Mary Ann Pourciau, age 46, is Vice President and Marketing and Human Resources Officer. She has been employed by Guaranty Bank for 23 years. She also serves as Secretary to the Board of Guaranty Bank, and the Assistant Treasurer of Bancshares.

                             EXECUTIVE COMPENSATION

         J. Wade O'Neal, III has served as President and Chief Executive Officer of Guaranty Bank since May of 1999. He also serves as authorized representative of Bancshares. His aggregate cash compensation for 1999, 2000, and 2001 is set forth below. No executive officer or employee of Bancshares or Guaranty Bank earned aggregate compensation during any of the three years ended December 31, 2001 exceeding $100,000.



  Name of Individual and Position         Year       Salary        Bonus          Other
  -------------------------------         ----      --------      -------      -----------
J. Wade O'Neal, III                       1999      $ 67,315      $ 4,702      $  3,662(1)
Guaranty Bank President and CEO           2000        75,000        5,000         4,180(1)
                                          2001        81,074       12,500         4,328(1)

----------

(1) Includes Bank's 401(k) matching contribution and incentive and vacation pay.

         401(k) Plan. Under Guaranty Bank's 401(k) Plan, officers and employees of the Bank may make contributions to the Plan with pre-tax salary reductions. The Bank matches contributions up to three (3%) percent of the contributing employee's gross salary.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of December 31, 2001, the following persons were known by Bancshares to be the beneficial owners of more than five (5%) percent of the outstanding shares of voting securities of Bancshares:


Name of Beneficial Owner        Shares Beneficially Owned      Percent of Class
------------------------        -------------------------      ----------------
H.T. Olinde, Jr.(1)                     12,488                      8.71%

----------
(1) Includes shares voted by Mr. Olinde but owned by B. Olinde & Sons (3,405 shares).

SECURITY OWNERSHIP OF MANAGEMENT

         The following table indicates the beneficial ownership as of December 31, 2001, of Bancshares voting securities by (i) each director of Bancshares,
(ii) the chief executive officer of Guaranty Bank, and (iii) all directors and executive officers of Bancshares and Guaranty Bank as a group:


Name and Position                                    Shares Beneficially Owned       Percent of Class
-----------------                                    -------------------------       ----------------
Joseph L. Dabadie, Jr., Director                                  808                        *
Dr. Donald W. Doucet, Director                                    485                        *
Craig A. Major, Director                                        3,502                     2.44%
Sylvester Muckelroy, Director                                     221                        *
H. T. Olinde, Jr., Director                                    12,488                     8.71%
J. Layne Orillion, Director                                       150                        *
F. Gregory Roy, Director                                        1,095                        *
Michael Chad Soprano, Director                                  1,140                        *
J. Wade O'Neal, III, Chief Executive Officer of                   140                        *
Guaranty Bank
Directors and Executive Officers as                            20,104                    14.02%
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

         Since the beginning of 2000, no transaction between Guaranty Bank or Bancshares and any executive officer, director or holder of more than 5% of the capital stock of Bancshares has involved an amount in excess of $60,000 except as indicated below, for which transactions the following information is provided: (i) name of the person; (ii) relationship to Bancshares/Guaranty Bank;
(iii) nature of the transaction and (iv) the amount involved in the transaction.

         (i) Craig A. Major; (ii) director of Bancshares; (iii) personal loans to or endorsed by Mr. Major (iv) a total of $329,325 outstanding at December 31, 2000, with $100,000 in available commitments; and a total of $462,402 outstanding at December 31, 2001.

         (i) J. Layne Orillion; (ii) director of Bancshares; (iii) loan and line of credit commitment to affiliate companies; (iv) a total of $209,189 outstanding at December 31, 2000 with $400,693 in available commitments; and a total of $355,071 outstanding at December 31, 2001 with $331,544 in available commitments.

         (i) F. Gregory Roy; (ii) director of Bancshares; (iii) loans and line of credit commitments to Mr. Roy and affiliated entities; (iv) a total of $572,193 outstanding at December 31, 2000 with $134,770 in available commitments; and a total of $419,912 outstanding at December 31, 2001 with $226,264 in available commitments.

         (i) Dr. Donald W. Doucet; (ii) director of Bancshares; (iii) personal loans to Dr. Doucet; (iv) a total of $68,176 outstanding at December 31, 2001.

         (i) Michael Chad Soprano; (ii) director of Bancshares; (iii) loans to affiliate company; (iv) a total of $812,379 outstanding at December 31, 2001.

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

                              GREAT GUARANTY BANCSHARES, INC.

Dated: March 26, 2002         By: /s/ J. Wade O'Neal, III
                                 -----------------------------------------------
                                 J. Wade O'Neal, III.
                                 Authorized Representative
                                 of Great Guaranty Bancshares, Inc. and
                                 President and CEO of Guaranty Bank & Trust
                                 Company

                              By: /s/ Beverly B. David
                                 -----------------------------------------------
                                 Beverly B. David
                                 Assistant Treasurer Great Guaranty Bancshares, Inc. and Senior Vice President of Guaranty Bank & Trust Co.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  21              Subsidiaries of Great Guaranty Bancshares, Inc.