Form 10QSB
period 2002-03-31
GREAT GUARANTY BANCSHARES INC
filed 2002-05-15
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the transition period from ________ to ________

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF MARCH 31, 2002

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                                              PAGE
                                                                                       REFERENCE
                                                                                       ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                         1

                  Consolidated Balance Sheet as of March 31, 2002                              1

                  Consolidated Statements of Income for the three months
                  ended March 31, 2002 and 2001                                                2

                  Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2002 and 2001                                                     3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                         5

                  Material Changes in Financial Condition                                      5

                  Three Months Ended March 31, 2002 Compared with Three Months Ended
                  March 31, 2001                                                               5

                  March 31, 2002 Compared with December 31, 2001                               5

                  Loan Loss Provision                                                          5


PART II - OTHER INFORMATION                                                                    6

         ITEM 1.  LEGAL PROCEEDINGS                                                            6

         ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K                                             6

SIGNATURES                                                                                     6

PART I. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)

ASSETS

     Cash and due from banks                                       $  1,998,387
     Federal Funds Sold                                               4,650,000
                                                                   ------------
          Cash and cash equivalents                                   6,648,387

     Interest-bearing time deposits with banks                        1,188,193

     Investment Securities
          Available-for-sale                                          6,979,469
          Held-to-maturity                                            1,765,221

     Investment in restricted equity securities                         208,200

     Loans, net of allowance for loan losses of $517,764             33,004,492

     Properties and equipment, net                                      539,732
     Accrued interest receivable                                        486,410
     Other Assets                                                        88,244
                                                                   ------------

         TOTAL ASSETS                                              $ 50,908,348
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

     Demand deposits                                               $  6,550,106
     NOW accounts                                                    12,014,243
     Savings deposits                                                 8,265,639
     Time deposits, $100,000 and over                                 3,684,692
     Other time deposits                                             14,353,511
                                                                   ------------
          Total deposits                                           $ 44,868,191

     Notes Payable                                                    1,514,475
     Income Taxes Payable                                                81,000
     Accrued expenses and other liabilities                             199,235
                                                                   ------------
               Total liabilities                                   $ 46,662,901
                                                                   ------------

SHAREHOLDERS' EQUITY
     Common stock - $7.50 par value, 500,000 shares
     authorized, 143,374 shares issued and outstanding                1,075,305
     Additional paid-in capital                                       2,411,471
     Accumulated earnings                                               777,872
     Accumulated Other Comprehensive Income                             (19,201)
                                                                   ------------
          Total shareholders' equity                               $  4,245,447
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 50,908,348
                                                                   ============

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      Three Months Ended Mar. 31,
                                                       2002              2001
                                                   --------------    --------------
INTEREST INCOME
      Interest and fees on loans                   $      685,541    $      759,506
      Interest on investment securities                    95,152           142,279
      Interest on federal funds sold                       18,053            30,634
      Interest on deposits with banks                      14,586             5,922
                                                   --------------    --------------
               Total interest income                      813,332           938,341
                                                   --------------    --------------

INTEREST EXPENSE
      Interest on deposits                                217,584           348,707
      Interest on notes payable                            22,152            14,389
                                                   --------------    --------------
               Total interest expense                     239,736           363,096
                                                   --------------    --------------

NET INTEREST INCOME                                       573,596           575,245

Provision for loan losses                                  18,000            18,000
                                                   --------------    --------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                           555,596           557,245
                                                   --------------    --------------

NON INTEREST INCOME
      Service charges on deposit accounts                  62,322            61,400
      Other service charges and fees                       21,512            19,295
      Other income                                          1,569             1,650
                                                   --------------    --------------
               Total non-interest income                   85,403            82,345
                                                   --------------    --------------

NON INTEREST EXPENSE
      Salaries and employee benefits                      224,083           213,898
      Occupancy expense                                    44,677            47,777
      Data processing                                      28,136            26,569
      Legal fees                                            3,432             1,646
      Other expense                                       118,519            94,286
                                                   --------------    --------------
               Total non-interest expense                 418,847           384,176
                                                   --------------    --------------

INCOME BEFORE TAXES                                       222,152           255,414

      Income Tax Expense                                   81,000            91,000
                                                   --------------    --------------

NET INCOME                                                141,152           164,414

OTHER COMPREHENSIVE INCOME, NET OF TAX
UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING
      PERIOD                                              (64,742)           74,732
                                                   --------------    --------------

COMPREHENSIVE INCOME                               $       76,410    $      239,146
                                                   ==============    ==============

PER COMMON SHARE DATA:
      NET INCOME                                   $          .98    $         1.15
                                                   --------------    --------------

      AVERAGE SHARES OUTSTANDING                          143,374           143,374
                                                   ==============    ==============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                       PAGE 1 OF 2

                                                                              Three months ended Mar. 31,
                                                                           --------------------------------
                                                                               2002              2001
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $      141,152    $      164,414
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation                                                            23,587            24,606
           Provision for loan losses                                               18,000            18,000
           Stock dividends received                                                (1,500)           (3,300)
           Income Taxes Payable                                                    81,000          (108,828)
           (Increase) decrease in accrued income and other assets                 (53,541)          (86,829)
           Increase (decrease) in accrued expenses and other liabilities          (42,709)           29,412
                                                                           --------------    --------------

      Net cash provided by operating activities                            $      165,989    $       37,475
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales/maturities/calls/principal
      paydowns of investment securities:
           Available for sale                                              $    1,232,591    $    1,666,614
           Held-to-maturity                                                         5,901             5,837
      Purchase of investment securities:
           Available for sale                                                  (2,005,625)       (2,503,544)
      Redemption of restricted equity securities                                        0             6,600
      Net change in:
           Interest bearing deposits with banks                                   594,334          (594,257)
           Loans                                                                 (374,222)          213,977
      Purchase of equipment and building improvements                             (17,121)          (75,131)
                                                                           --------------    --------------

      Net cash used in investing activities                                $     (564,142)   $   (1,279,904)
                                                                           --------------    --------------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                  (UNAUDITED)                        PAGE 2 OF 2

                                                         Three months ended Mar. 31,
                                                      --------------------------------
                                                          2002              2001
                                                      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in non-interest-bearing demand,
         savings and NOW accounts                     $    4,861,195    $    3,115,112
       Net increase (decrease) in time deposit              (630,360)         (207,199)
       Payments on notes payable                             (84,433)          (36,210)
       Net change in federal funds purchased and
         Repurchase Agreement Sold                                 0            (1,550)
       Dividends Paid                                        (71,687)          (71,687)
                                                      --------------    --------------

       Net cash provided by financing activities      $    4,074,715    $    2,798,466
                                                      --------------    --------------
NET INCREASE  IN CASH
AND CASH EQUIVALENTS                                       3,676,562         1,556,037

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD                                                  2,971,825         2,093,993
                                                      --------------    --------------

CASH AND CASH EQUIVALENTS - END
OF PERIOD                                             $    6,648,387    $    3,650,030
                                                      ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

       Cash paid during the year for:

       Interest                                       $      255,947    $      371,938
                                                      ==============    ==============

       Income taxes                                   $            0    $      199,828
                                                      ==============    ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    MATERIAL CHANGES IN FINANCIAL CONDITION.

    THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001.

    Balance Sheet

    Total Assets at March 31, 2002 were $50.9 million compared to $46.7 million at March 31, 2001. Total loans increased to $33.0 million at March 31, 2002 from $30.9 million at March 31, 2001, while securities decreased to $8.7 million from $10.0 million as of those respective dates. Deposits at March 31, 2002 were $44.9 million compared to $41.8 million at March 31, 2001. Shareholders' equity increased to $4.25 million at March 31, 2002 from $3.76 million at March 31, 2001.

    Income

    The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of its wholly owned subsidiary Guaranty Bank & Trust Co.. Consolidated net income of Bancshares is generally determined by consolidation of expenses incurred by Bancshares with those incurred by Guaranty Bank and elimination of the dividend income.

    Income for the three months ended March 31, 2002 was $141 thousand compared to $164 thousand during the same period in 2001. Interest income decreased by $125 thousand for the three month period ended March 31, 2002 compared to the same period in 2001 as a result of decreased loan rates following the repeated cuts in the prime rate during 2001. Non-interest income totaled $85 thousand for the three month period, compared to $82 thousand for the same period in 2001. Interest expense decreased to $240 thousand during the three months ended March 31, 2002, a decrease from $363 thousand during the same period in 2001, due to decreased rates on all interest bearing deposits caused by a need to offset the above mentioned reductions in loan yields. Non-interest expense increased to $419 thousand from $384 thousand during those periods.

    MARCH 31, 2002 COMPARED WITH DECEMBER 31, 2001

    Balance Sheet

    Total assets increased to $50.9 million at March 31, 2002, an increase of 8.97% from $46.7 million at December 31, 2001. Total loans increased by $356 thousand, or 1.09% to $33.0 million at March 31, 2002 compared to $32.6 million at December 31, 2001. Securities increased $702 thousand to $8.7 million at March 31, 2002, from $8.0 million at December 31, 2001.

    Total deposits increased to $44.9 million at March 31, 2002, a 10.4% increase from $40.6 million at December 31, 2001. Non-interest bearing deposits increased at an 3.8% rate, compared to a 11.6% growth in interest bearing deposits. The majority of this growth was in NOW account deposits. During the first three months of 2002, shareholders' equity in Bancshares increased to $4.25 million, an increase of $76 thousand, due primarily to the earnings of Guaranty Bank and a change from an unrealized gain to an unrealized loss in available for sale securities.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $18 thousand for the three month period ended

March 31, 2002. The reserve for possible loan losses totaled $517.8 thousand at March 31, 2002, 1.54% of total loans, compared to $498.3 thousand, or 1.50% of total loans, at December 31, 2001 and $462.7 thousand or 1.47% at March 31, 2001. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.

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

                          GREAT GUARANTY BANCSHARES, INC.

Dated: May 15, 2002       By: /s/J. Wade O'Neal, III
                              -----------------------------------------------
                              J. Wade O'Neal, III
                              Authorized Representative
                              of Great Guaranty Bancshares, Inc. and President and CEO of Guaranty Bank & Trust Company

                          By: /s/Beverly B. David
                              -----------------------------------------------
                              Beverly B. David
                              Assistant Treasurer
                              of Great Guaranty Bancshares, Inc. and Senior Vice President of Guaranty Bank & Trust Company