Form 10QSB
period 2002-06-30
GREAT GUARANTY BANCSHARES INC
filed 2002-08-14
CIK 1037992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to

                        Commission file number 000-22487

                         GREAT GUARANTY BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

       LOUISIANA                                             72-0919109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,374 SHARES AS OF AUGUST 12, 2002

                         GREAT GUARANTY BANCSHARES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                          REFERENCE
                                                                                                          ---------
         ITEM 1.  FINANCIAL STATEMENTS                                                                            1

                  Consolidated Balance Sheet as of June 30, 2002                                                  1

                  Consolidated Statements of Income for the six months
                  and for the three months ended June 30, 2002 and 2001                                           2

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001                                                                          3


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                                            5

                  Material Changes in Financial Condition                                                         5

                  Six Months Ended June 30, 2002 Compared with Six Months Ended
                  June 30, 2001                                                                                   5

                  June 30, 2002 Compared with December 31, 2001                                                   5

                  Loan Loss Provision                                                                             6


PART II - OTHER INFORMATION                                                                                       6

         ITEM 1.  LEGAL PROCEEDINGS                                                                               6

         ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K                                                                6


SIGNATURES                                                                                                        7

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         GREAT GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

ASSETS
     Cash and due from banks                                         $ 1,814,921
     Federal Funds Sold                                                1,450,000
                                                                     -----------
          Cash and cash equivalents                                    3,264,921

     Interest-bearing time deposits with banks                           198,016

     Investment Securities
          Available-for-Sale                                           7,208,033
          Held-to-maturity                                             1,708,825

     Investment in restricted equity securities                          209,700

     Loans, net of allowance for loan losses of $516,872              36,380,282

     Properties and equipment, net                                       518,508
     Accrued interest receivable                                         481,526
     Other Assets                                                         91,254
                                                                     -----------

         TOTAL ASSETS                                                $50,061,065
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
          Demand deposits                                            $ 6,278,698
          NOW accounts                                                11,272,933
          Savings deposits                                             8,815,935
          Time deposits, $100,000 and over                             3,591,779
          Other time deposits                                         13,926,377
                                                                     -----------
               Total deposits                                        $43,885,722

          Notes Payable                                                1,428,598
          Dividends Payable                                               71,687
          Accrued expenses and other liabilities                         247,736
                                                                     -----------
               Total liabilities                                     $45,633,743
                                                                     -----------

     SHAREHOLDERS' EQUITY
          Common stock - $7.50 par value, 500,000 shares
          authorized, 143,374 shares issued and outstanding            1,075,305
          Additional paid-in capital                                   2,411,471
          Accumulated earnings                                           859,556
          Accumulated Other Comprehensive Income                          80,990
                                                                     -----------

               Total shareholders' equity                            $ 4,427,322
                                                                     -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $50,061,065
                                                                     ===========

                         GREAT GUARANTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                Six Months Ended June 30,    Three Months Ended June 30,
                                                                  2002           2001           2002           2001
                                                               ------------   ------------   ------------   ------------
INTEREST INCOME
     Interest and fees on loans                                $  1,406,473   $  1,521,323   $    720,932   $    761,817
     Interest on investment securities                              201,043        284,641        105,891        142,362
     Interest on federal funds sold                                  32,098         42,228         14,045         11,594
     Interest on deposits with banks                                 19,443         17,007          4,857         11,085
                                                               ------------   ------------   ------------   ------------

          Total interest income                                   1,659,057      1,865,199        845,725        926,858
                                                               ------------   ------------   ------------   ------------


INTEREST EXPENSE
     Interest on deposits                                           413,999        677,597        196,415        328,890
     Interest on notes payable                                       43,134         30,747         20,982         16,358
                                                               ------------   ------------   ------------   ------------

          Total interest expense                                    457,133        708,344        217,397        345,248
                                                               ------------   ------------   ------------   ------------

NET INTEREST INCOME                                               1,201,924      1,156,855        628,328        581,610

Provision for loan losses                                            36,000         36,000         18,000         18,000
                                                               ------------   ------------   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                   1,165,924      1,120,855        610,328        563,610
                                                               ------------   ------------   ------------   ------------

NON INTEREST INCOME
     Service charges on deposit accounts                            129,739        116,605         67,417         55,205
     Other service charges and fees                                  35,378         40,903         13,866         21,608
     Other income                                                     3,173          3,426          1,604          1,776
                                                               ------------   ------------   ------------   ------------
          Total non-interest income                                 168,290        160,934         82,887         78,589
                                                               ------------   ------------   ------------   ------------

NON INTEREST EXPENSE
     Salaries and employee benefits                                 445,999        427,627        221,916        213,729
     Occupancy expense                                               93,109        100,117         48,432         52,340
     Data processing                                                 54,586         53,729         26,450         27,160
     Legal fees                                                      24,910          5,200         21,478          3,554
     Other expense                                                  248,087        202,112        129,568        107,826
                                                               ------------   ------------   ------------   ------------

         Total non-interest expense                                 866,691        788,785        447,844        404,609
                                                               ------------   ------------   ------------   ------------

INCOME BEFORE TAXES                                                 467,523        493,004
                                                                                                  245,371        237,590

     Income Tax Expense                                             173,000        172,000         92,000         81,000
                                                               ------------   ------------   ------------   ------------

NET INCOME                                                          294,523        321,004        153,371        156,590

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING PERIOD         35,449         85,904        100,191         11,172
                                                               ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                                           $    329,972   $    406,908   $    253,562   $    167,762
                                                               ============   ============   ============   ============

PER COMMON SHARE DATA:
     NET INCOME                                                $       2.05   $       2.24   $       1.07   $       1.09
                                                               ------------   ------------   ------------   ------------

     AVERAGE SHARES OUTSTANDING                                     143,374        143,374        143,374        143,374
                                                               ============   ============   ============   ============

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     PAGE 1 OF 2

                                                               Six months ended June 30,
                                                               --------------------------
                                                                 2002           2001
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                $   294,523    $   321,004
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation                                              47,222         51,261
          Provision for loan losses                                 36,000         36,000
          Stock dividends received                                  (3,000)        (6,000)
          Income taxes payable                                     (27,000)      (194,409)
          Increase in accrued income and other assets              (51,666)       (64,165)
          Increase in accrued expenses and other liabilities        32,793         43,971
                                                               -----------    -----------

     Net cash provided by operating activities                 $   328,872    $   187,662
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sales/maturities/calls/principal
     paydowns on investment securities:
          Available for sale                                   $ 1,604,218    $ 2,645,882
          Held-to-maturity                                          62,297         62,125
     Purchase of investment securities
          Available for sale                                    (2,505,625)    (2,503,544)
     Redemption of restricted equity securities                          0          6,600
     Net change in:
          Interest bearing deposits with banks                   1,584,511       (594,134)
          Loans                                                 (3,768,012)    (2,868,739)
     Purchase of equipment and building improvements               (19,532)       (86,972)
                                                               -----------    -----------

     Net cash used in investing activities                     $(3,042,143)   $(3,338,782)
                                                               -----------    -----------

                         GREAT GUARANTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                                                                     PAGE 2 OF 2

                                                     Six months ended June 30,
                                                    --------------------------
                                                       2002           2001
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase in non-interest-bearing demand,
        savings and NOW accounts                    $ 4,398,772    $ 5,430,186
     Net decrease in time deposit                    (1,150,408)      (409,728)
     Payments on notes payable                         (170,310)       (73,254)
     Net change in federal funds purchased and
       Repurchase Agreement Sold                              0         (6,214)
     Dividends Paid                                     (71,687)       (71,687)
                                                    -----------    -----------

     Net cash provided by financing activities      $ 3,006,367    $ 4,869,303
                                                    -----------    -----------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                    293,096      1,718,183

CASH AND CASH EQUIVALENTS -  BEGINNING
OF PERIOD                                             2,971,825      2,093,993
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END
OF PERIOD                                           $ 3,264,921    $ 3,812,176
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

     Cash paid during the period for:

     Interest                                       $   480,006    $   721,982
                                                    ===========    ===========

     Income taxes                                   $   200,000    $   389,828
                                                    ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         On July 15, 2002, the Board of Directors of the Company announced to the Company's shareholders that the Board has authorized, subject to shareholder approval, a transaction referred to as "going private", that will likely result in termination of the public registration of the common stock by reduction in the number of shareholders to below 300. The reduction will be accomplished in a transaction in which each share of common stock owned of record on July 15, 2002, by any holder of fewer than 100 shares, will be purchased by the Company for $37.00 per share. Sales of shares of the common stock by any shareholder after July 15, 2002, will have no effect in determination of the shares that are subject to purchase by Bancshares or the price paid for these shares, or the shares that will remain outstanding after the transaction. The proposed going private transaction will be submitted to a vote of the Company's shareholders at the 2002 Annual Meeting, to be held later this year.


         MATERIAL CHANGES IN FINANCIAL CONDITION

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

         Balance Sheet

         Total Assets at June 30, 2002 were $50.1 million compared to $48.9 million at June 30, 2001. Total loans increased to $36.4 million at June 30, 2002 from $34 million at June 30, 2001, while securities showed little change at $9 million. Deposits also remained almost level at $43.9 million as of those respective dates. Shareholders' equity increased to $4.4 million at June 30, 2002 from $3.9 million at June 30, 2001.

         Income

         The income of Bancshares is ordinarily attributable almost entirely to dividends on earnings of its wholly owned bank subsidiary, Guaranty Bank & Trust Company. Consolidated net income of Bancshares is generally determined by consolidation of expenses incurred by Bancshares with those incurred by Guaranty Bank and elimination of the dividend income.

         Income for the six months ended June 30, 2002 was $295 thousand compared to $321 thousand during the same period in 2001. Interest income decreased to $1.66 million for the six month period ended June 30, 2002 compared to $1.87 million for the same period in 2001, as a result of decreased loan rates following the repeated cuts in the prime rate during 2001. Non-interest income totaled $168 thousand for the six month period ended June 30, 2002, compared to $161 thousand for the same period in 2001. Interest expense decreased to $457 thousand during the six months ended June 30, 2002, a decrease from $708 thousand during the same period in 2001, due to decreased rates on all interest bearing deposits caused by a need to offset the above mentioned reductions in loan yields. Non-interest expense increased to $867 thousand from $789 thousand during those periods, due to increased personnel expenses approved by the Board, and the expenses related to the proposed "going private" transaction.

         JUNE 30, 2002 COMPARED WITH DECEMBER 31, 2001

         Balance Sheet

         Total assets increased to $50.1 million at June 30, 2002, an increase of 7.2% from $46.7 million at December 31, 2001. Total loans increased by $3.7 million, or 11.4%, to $36.4 million at June 30,

2002 compared to $32.6 million at December 31, 2001. This increase is due to Ag loans reaching their seasonal peak, in addition to management's efforts to grow loans. Securities increased $875 thousand to $8.9 million at June 30, 2002, from $8.0 million at December 31, 2001.

         Total deposits increased to $43.9 million at June 30, 2002, an 8% increase from $40.6 million at December 31, 2001. Non-interest bearing deposits decreased slightly at a .5% rate, compared to a 9.6% growth in interest bearing deposits. The majority of this growth was in NOW account deposits, primarily in Public Fund deposits which peak in February and reach their low point at year end. During the first six months of 2002, shareholders' equity in Bancshares increased to $4.4 million, an increase of $258 thousand, due primarily to the earnings of Guaranty Bank.

    LOAN LOSS PROVISION

    As a result of management's assessment of the adequacy of the allowance for possible loan losses, Guaranty Bank recorded a provision for loan losses of $36 thousand for the six month period ended June 30, 2002. The reserve for possible loan losses totaled $516.9 thousand at June 30, 2002, 1.40% of total loans, compared to $498.3 thousand, or 1.50% of total loans, at December 31, 2001 and $474.5 thousand or 1.38% at June 30, 2001. On a monthly basis, Guaranty Bank management performs an analysis to determine the adequacy of the reserve for possible loan losses.

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

CERTIFICATION OF AUTHORIZED REPRESENTATIVE OF GREAT GUARANTY BANCSHARES, INC. PURSUANT TO 18 U.S.C. SECTION 1350

    I, J. Wade O'Neal, Authorized Representative of Great Guaranty Bancshares, Inc. (the "Company"), and President, Chief Executive Officer and Chief Financial Officer of Guaranty Bank & Trust Company, hereby certify that, to the best of my knowledge, the accompanying report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

     I further certify that, to the best of my knowledge, the information contained in the Report fairly presents, in all material aspects, the financial operations and results of operations of the Company.

Dated: August 14, 2002              By: /s/ J. Wade O'Neal, III
                                        ---------------------------------------
                                        J. Wade O'Neal, III
                                        Authorized Representative
                                        of Great Guaranty Bancshares, Inc. and
                                        President, Chief Executive Officer and
                                        Chief Financial Officer of Guaranty Bank
                                        & Trust Company

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GREAT GUARANTY BANCSHARES, INC.

Dated: August 14, 2002              By: /s/ J. Wade O'Neal, III
                                        ---------------------------------------
                                        J. Wade O'Neal, III
                                        Authorized Representative
                                        of Great Guaranty Bancshares, Inc. and
                                        President, Chief Executive Officer, and
                                        Chief Financial Officer of Guaranty
                                        Bank & Trust Company

                                    By: /s/Beverly B. David
                                        ---------------------------------------
                                        Beverly B. David
                                        Assistant Treasurer
                                        of Great Guaranty Bancshares, Inc. and
                                        Senior Vice President of Guaranty Bank
                                        & Trust Company